Form 10-K405
period 1997-12-31
SC INTERNATIONAL SERVICES INC; JFK CATERERS INC; CATERAIR AIRPORT PROPERTIES INC; WESTERN AIRE CHEF INC; CATERAIR ST THOMAS HOLDINGS CORP; SKY CHEFS INC; CATERAIR INTERNATIONAL INC /II/; ARLINGTON SERVICES INC; ARLINGTON SERVICES HOLDING CORP; CATERAIR CONSULTING SERVICES CORP
filed 1998-03-30
CIK 948064, 869960, 869968, 869970, 920327, 948065, 948068, 1048003, 1048005, 1048006

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1997

                                       OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________.

                        Commission File Number: 333-37475

                         SC INTERNATIONAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                             ----------------------

                For information regarding Additional Registrants,
                          see "Additional Registrants"

                             ----------------------

            Delaware                                  72-2607219
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)              Identification No.)

           524 East Lamar Boulevard, Arlington, Texas       76011
            (Address of principal executive offices)      (Zip code)

       Registrant's telephone number, including area code: (817) 792-2123

Securities registered pursuant to Section 12(b) of the Act:       None.

Securities registered pursuant to Section 12(g) of the Act:       None.

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No


                            [Cover page 1 of 5 pages]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of the filing.

          Not applicable.

      As of March 30, 1998, the Registrant had outstanding 100 shares of common stock, $.01 par value per share.

Documents incorporated by reference:  None.


                            [Cover page 2 of 5 pages]

                           ADDITIONAL REGISTRANTS (1)

                                    State or other                              Address, including zip code,
                                   jurisdiction of     I.R.S. Employer         and telephone number, including
Exact name of registrant           incorporation or    Identification       area code, of Additional Registrant's
as specified in its charter          organization          Number                principal executive offices

Sky Chefs, Inc.                        Delaware          13-1318367                524 East Lamar Boulevard
                                                                                   Arlington, TX  76011
                                                                                   (817) 792-2123

Caterair International, Inc. (II)      Delaware          75-2607218                6550 Rock Spring Drive
                                                                                   Bethesda, MD  20817
                                                                                   (301) 897-7800

Arlington Services, Inc.               Delaware          51-0344713                300 Delaware Avenue
                                                                                   Third Floor, Suite 315
                                                                                   Wilmington, DE  19801
                                                                                   (302) 427-7860

Arlington Services Holding             Delaware          51-0368977                300 Delaware Avenue
Corporation                                                                        Third Floor, Suite 315
                                                                                   Wilmington, DE  19801
                                                                                   (302) 427-7860

JFK Caterers, Inc.                     Delaware          52-1312557                524 East Lamar Boulevard
                                                                                   Arlington, TX  76011
                                                                                   (817) 792-2123

Caterair Consulting Services           Delaware          52-0936585                524 East Lamar Boulevard
Corporation                                                                        Arlington, TX  76011
                                                                                   (817) 792-2123

Western Aire Chef, Inc.                Delaware          52-0974724                524 East Lamar Boulevard
                                                                                   Arlington, TX  76011
                                                                                   (817) 792-2123

Bethesda Services, Inc.                Delaware          51-0369138                300 Delaware Avenue
                                                                                   Third Floor, Suite 315
                                                                                   Wilmington, DE  19801
                                                                                   (302) 427-7863

Caterair New Zealand Limited           Delaware          51-0369139                300 Delaware Avenue
                                                                                   Third Floor, Suite 315
                                                                                   Wilmington, DE  19801
                                                                                   (302) 427-7863

Onex Ohio Finance Corp.                Delaware          75-2184952                524 East Lamar Boulevard
                                                                                   Arlington, TX  76011
                                                                                   (817) 792-2123


                            [Cover page 3 of 5 pages]

                                    State or other                              Address, including zip code,
                                   jurisdiction of     I.R.S. Employer         and telephone number, including
Exact name of registrant           incorporation or    Identification       area code, of Additional Registrant's
as specified in its charter          organization          Number                principal executive offices

Onex Ohio Finance Corp. II             Delaware          75-2228384                524 East Lamar Boulevard
                                                                                   Arlington, TX  76011
                                                                                   (817) 792-2123

Onex Ohio Equity Corp.                 Delaware          75-2184952                524 East Lamar Boulevard
                                                                                   Arlington, TX  76011
                                                                                   (817) 792-2123

Onex Ohio Equity Corp. II              Delaware          75-2641451                524 East Lamar Boulevard
                                                                                   Arlington, TX  76011
                                                                                   (817) 792-2123

Onex Ohio Credit Corp.                 Delaware          75-2137074                524 East Lamar Boulevard
                                                                                   Arlington, TX  76011
                                                                                   (817) 792-2123

Onex Ohio Credit Corp. II              Delaware          75-2641443                524 East Lamar Boulevard
                                                                                   Arlington, TX  76011
                                                                                   (817) 792-2123

Onex Ohio Acceptance Corporation       Delaware          75-2137075                524 East Lamar Boulevard
                                                                                   Arlington, TX  76011
                                                                                   (817) 792-2123

Onex Ohio Capital Corp.                Delaware          75-2344670                524 East Lamar Boulevard
                                                                                   Arlington, TX  76011
                                                                                   (817) 792-2123

Onex Ohio Capital Corp. II             Delaware          75-2641452                524 East Lamar Boulevard
                                                                                   Arlington, TX  76011
                                                                                   (817) 792-2123

Onex Ohio Fiscal Corp.                 Delaware          75-2273325                524 East Lamar Boulevard
                                                                                   Arlington, TX  76011
                                                                                   (817) 792-2123

Onex Ohio Fiscal Corp. II              Delaware          75-2641448                524 East Lamar Boulevard
                                                                                   Arlington, TX  76011
                                                                                   (817) 792-2123

Onex Ohio Funds Corp.                  Delaware          75-2272625                524 East Lamar Boulevard
                                                                                   Arlington, TX  76011
                                                                                   (817) 792-2123

Onex Ohio Funds Corp. II               Delaware          75-2641444                524 East Lamar Boulevard
                                                                                   Arlington, TX  76011
                                                                                   (817) 792-2123


                            [Cover page 4 of 5 pages]

                                    State or other                              Address, including zip code,
                                   jurisdiction of     I.R.S. Employer         and telephone number, including
Exact name of registrant           incorporation or    Identification       area code, of Additional Registrant's
as specified in its charter          organization          Number                principal executive offices

Caterair International                 Delaware          52-1947041                524 East Lamar Boulevard
Transition Corporation                                                             Arlington, TX  76011
                                                                                   (817) 792-2123

Sky Chefs International Corp.          Delaware          13-3800220                524 East Lamar Boulevard
                                                                                   Arlington, TX  76011
                                                                                   (817) 792-2123

Caterair Airport Properties, Inc.      Delaware          52-1047952                524 East Lamar Boulevard
                                                                                   Arlington, TX  76011
                                                                                   (817) 792-2123

Caterair St. Thomas Holdings           Delaware          52-1805211                524 East Lamar Boulevard
Corporation                                                                        Arlington, TX  76011
                                                                                   (817) 792-2123

Sky Chefs Argentine Inc.               Delaware          52-1689276                524 East Lamar Boulevard
                                                                                   Arlington, TX  76011
                                                                                   (817) 792-2123

(1) The Additional Registrants listed above are wholly-owned consolidated subsidiaries of SC International Services, Inc. and are guarantors of SC International Services, Inc.'s 9 1/4% Senior Subordinated Notes due 2007. This Annual Report on Form 10-K is being filed on behalf of each of the Additional Registrants as well as on behalf of SC International Services, Inc.


                            [Cover page 5 of 5 pages]

                                      INDEX

                                                                                                             Page

                                     PART I

      Item 1.  Business........................................................................................1
      Item 2.  Properties......................................................................................7
      Item 3.  Legal Proceedings...............................................................................8
      Item 4.  Submission of Matters to a Vote of Security Holders.............................................8

                                     PART II

      Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...........................8
      Item 6.  Selected Financial Data.........................................................................9
      Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........10
      Item 8.  Financial Statements and Supplementary Financial Data..........................................18
      Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........18

                                    PART III

      Item 10. Directors and Officers of the Company..........................................................18
      Item 11. Executive Compensation.........................................................................22
      Item 12. Security Ownership of Certain Beneficial Owners and Management.................................28
      Item 13. Certain Relationships and Related Transactions.................................................31

                                     PART IV

      Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................35

PART I

Item 1.  Business.

Introduction

      SC International Services, Inc. ("SCIS") believes that it is the world's largest provider of airline catering services with food service revenues for the year ended December 31, 1997 of approximately $1.6 billion. See "Selected Financial Data." SCIS is a Delaware corporation, incorporated in 1995 in connection with the Combination (as defined) which effectuated the combination of the businesses of Sky Chefs, Inc. ("Sky Chefs") and Caterair International Corporation ("Caterair"). See "Certain Relationships and Related Transactions -- The Combination." Unless otherwise indicated, the "Company" or "SCIS" refers to,
(i) subsequent to September 29, 1995, the combined businesses of SCIS (comprised of the operations of its wholly-owned subsidiaries, Sky Chefs and Caterair International, Inc. (II) ("CII") (and their respective subsidiaries), including the business acquired, licensed, leased or subleased from Caterair in connection with the Combination), and (ii) until September 29, 1995, the business of Sky Chefs. The Company currently operates or manages, directly or through joint ventures, 141 kitchens located at or adjacent to 118 airports in 28 countries. Approximately 63% of the Company's food service revenues for the year ended December 31, 1997 was derived from United States operations and 37% from international operations. On a daily basis, the Company services an average of approximately 7,000 domestic and international airline flights and prepares an average of 624,000 meals.

Historical Background

      Sky Chefs. Sky Chefs was formed in 1941 as the captive airline catering subsidiary of American Airlines, Inc. ("American") and was acquired in 1986 from AMR Corporation, the parent of American ("AMR"), by an affiliate of Onex Corporation ("Onex") and members of Sky Chefs' management. Sky Chefs is a corporation organized under the laws of the State of Delaware. Onex, based in Toronto, Canada, is a publicly listed (on the Toronto Stock Exchange and the Montreal Exchange) diversified holding company that operates through autonomous subsidiaries and strategic partnerships.

      Caterair. Marriott Corporation ("Marriott") founded the airline catering industry in 1937 when it began providing meals on commercial airline flights in the Washington, DC area. Caterair, a Delaware corporation formed in 1989, acquired Marriott's airline catering business in December 1989 through a management-led buy-out.

      SCIS and CII. SCIS and CII are each Delaware corporations formed in 1995. SCIS was formed in connection with the Combination to hold the capital stock of Sky Chefs and CII. CII was formed in connection with the Combination to sublease certain Caterair Kitchens (as defined) and lease, license and purchase certain assets from Caterair, and conduct operations at such Caterair Kitchens. CII constitutes a separate operating company from Sky Chefs.

      On September 29, 1995, SCIS, Onex Food Services, Inc., the parent of the Company ("OFSI"), Caterair and Caterair Holdings Corporation, the parent of Caterair ("Caterair Holdings"), consummated various transactions (the "Combination") contemplated by the Master Agreement, dated April 26, 1995, among OFSI, Caterair Holdings and Caterair, as amended. As part of the Combination,
(i) OFSI and an affiliate thereof exchanged shares of common stock and warrants of OFSI for certain Caterair Holdings stock and debt held by Caterair Holdings' shareholders and creditor, as a result of which OFSI and such affiliate acquired approximately 51% of the outstanding voting capital stock and approximately 25% of the outstanding non-voting capital stock of Caterair Holdings and certain indebtedness of Caterair Holdings and (ii) Sky Chefs and CII leased, subleased, licensed and acquired substantially all of the worldwide business and operations of Caterair. See "Certain Relationships and Related Transactions -- The Combination."

Airline Catering Operations

      Catering Services. The Company conducts airline catering services out of kitchens at or near airports for airline customers which include: (i) designing and planning menus; (ii) purchasing food products, beverages and other items in accordance with customer specifications; (iii) preparing and assembling individual meals; (iv) stocking liquor and beverage service carts; (v) loading meals and service carts onto trucks which transport them from the kitchen to the airplane; (vi) unloading and cleaning plates, utensils and other accessories from airplanes on which meals have been served; (vii) providing linens, ice and duty free items; and (viii) providing inventory management and storing airline-owned dining equipment, which includes plates, utensils, trays, carts, glasses and various other items.

      In the United States, a substantial portion of the food products, non-alcoholic beverages and other items used by the Company is purchased under contracts negotiated and specified by airlines and, generally, the cost of food products, non-alcoholic beverages and such other items are passed through to airline customers without profit. However, in the Company's international operations, food products, beverages and other items are generally purchased locally under contracts negotiated by the Company.

      For information relating to the amounts of revenues, operating profit or loss and identifiable assets attributable to each of the Company's geographic areas for the last three fiscal years, see the Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

      Domestic Operations. The Company believes that it is the largest provider of airline catering services in the United States with 1997 revenues of approximately $1.0 billion. The Company conducts or manages operations at 73 kitchens serving 56 airports in the United States.

      International Operations. Outside the United States, the Company currently operates or manages, directly or through joint ventures, 68 kitchens at or near 62 airports in 27 countries, including England, France, Spain, Australia, Venezuela, Brazil, Chile, Portugal, Argentina, Canada, Mexico, New Zealand and Russia; and 13 kitchens in Central America and the Caribbean for which the Company has technical services or management agreements. The Company generally initiates and conducts international operations through acquisitions of existing catering businesses and joint ventures with airline carriers or other local partners, including Qantas Airlines in Australia, Aeroflot in Russia, Goddard Enterprises Ltd. in the Caribbean and parts of Central and South America, TAP in Portugal, and a consortium of Persian Gulf carriers in England and certain individuals in Mexico.

      A typical joint venture arrangement with an airline provides for initial capital investments by the Company and its joint venture partner for construction of a kitchen and for a long-term management agreement under which the Company receives a fee for operating the kitchen as well as a long-term catering contract with the customer/partner. The joint venture arrangement permits the Company to service other carriers as well as its joint venture partner. In most cases, the airline joint venture partner commits to purchase all of its airline catering requirements from the Company at the airports covered by the joint venture.

      The Company's worldwide coverage is enhanced through a strategic marketing alliance formed in 1993 with LSG Lufthansa Service GmbH ("LSG"), the airline catering subsidiary of Lufthansa German Airlines ("Lufthansa"). The alliance creates an international marketing network with kitchens at or near 158 airports in 40 countries, including 29 international gateway airports. The Company and LSG, while remaining separate companies, generally conduct operations under the "LSG Lufthansa Service/SKY Chefs" name and logo and organize their respective marketing activities with the goal of achieving a coordinated approach to customers on a worldwide basis. The Company and LSG have agreed to offer each other the right to participate in the development of business in new geographic markets and not to compete with each other's catering operations outside of the United States and the European Community. See "Certain Relationships and Related Transactions -- LSG Lufthansa Service GmbH."

      A significant portion of the Company's earnings is generated outside the United States. Accordingly, the Company's cash flows and consequent ability to meet its obligations will depend to a significant extent upon the earnings of the Company's foreign operations and the availability of those earnings to the Company by way of dividends, distributions, payment of fees or repayment of advances. International operations are subject to a number of special risks that may increase in significance to the Company in future years if the Company's international operations expand. These special risks include currency exchange rate fluctuations, trade barriers, and political and economic risks in less developed countries such as hyperinflation, governmental expropriation and exchange controls, and other governmental restrictions that may limit the ability to repatriate funds, and consequently reduce the cash flow available to meet debt service requirements and other obligations of the Company.

      The Company's revenues and expenses for its international operations generally are denominated in local currency. The Company generally is exposed to foreign currency exchange rate fluctuations to the extent that such fluctuations affect the amount that may be repatriated from international subsidiaries and affiliates to the United States through dividends or management fee arrangements.

      In addition, the earnings of international subsidiaries and affiliates paid out to the Company through dividends and fee arrangements may be subject to foreign withholding taxes that reduce the cash flow available to meet debt service requirements and other obligations of the Company.

      Further, many of the Company's foreign operations are conducted through joint ventures, over which the Company may not have operational or financial control.

Non-Airline Catering Operations

      The Company is also involved in non-airline catering operations which have accounted for a relatively small portion of its sales (approximately 4.0% in 1997). Non-airline catering operations in the United States involve primarily the preparation and delivery of meals to convenience stores and supermarkets. These activities are conducted from the Company's existing kitchens. Outside the United States, the Company principally operates employee cafeterias at industrial plants, office buildings and other facilities. In 1997, revenues from these activities outside of the United States totaled approximately $50 million, with the Company's activities in South America representing the majority of such revenues.

      The Company is pursuing a strategy to increase services to non-airline customers in order to further diversify its revenue base. The Company will focus on further developing the business of preparing and delivering meals from its kitchens to supermarkets and convenience stores in the United States and employee cafeterias at industrial plants and office buildings in Latin America. There can be no assurances that such strategy will be successful.

      In connection with the formation of Caterair in 1989, Caterair Holdings and Marriott International, Inc. entered into a non-competition agreement which prohibits Caterair, subject to certain limited exceptions, from participating in the food, beverage, merchandise and duty free shop businesses and similar businesses operated in airport terminals or related facilities and certain food and services business, until December 15, 2001. The Company does not believe that the non-competition agreement will materially impair its ability to carry out its strategy of developing non-airline catering opportunities. See "Certain Relationships and Related Transactions -- The Combination."

Customers

      The Company is the only airline caterer with a significant operating presence in both the United States and international markets. The Company provides airline catering services to over 250 airlines, comprising substantially all of the world's major airlines. The Company's five largest North American customers are American, Delta Air Lines ("Delta"), Northwest Airlines, United Airlines and Canadian Airlines International and the Company's five largest international customers are Qantas Airways, British Airways, Japan Air Lines, Lufthansa and Cathay Pacific Airlines. The Company has conducted business with each of these customers for at least ten years. Since its acquisition from AMR in 1986, Sky Chefs has provided services to American under long-term contracts. The current Sky Chefs' contract with American runs through the end of 2003, subject to adjustment based on performance, and, together with Caterair's contract with American, which runs through the end of 2001, accounted for approximately 29% of the Company's 1997 revenues. No other customer of the Company accounted for more than six percent of its 1997 revenues.

      The Company believes that its size and diversification, both in terms of geography and customer base, reduce the impact that the failure of any one airline or the reduction or elimination in food service by any one airline would have on its overall profitability. However, the loss of a significant customer, including American, or a large portion of the business with a significant customer could have a material adverse effect on the Company's financial condition, results of operations and cash flows. A substantial portion of the Company's revenues are derived from customers with whom the Company does not have long-term contracts. These customers are thus not restricted by contract from ceasing to do business with the Company on little or no notice. There can be no assurance that historic levels of business from any customer of the Company will be maintained in the future.

      The Company's mix of customers outside of the United States and Canada is substantially more diversified than in the United States and Canada. The Company's five largest North American customers accounted for approximately 73% of the Company's 1997 revenues in the United States and Canada while its five largest international customers accounted for only 33% of the Company's 1997 revenues outside the United States and Canada.

      Contracts. Sky Chefs has a catering services contract with American which expires at the end of 2003, subject to adjustment based on performance. In 1992, Sky Chefs negotiated a ten-year contract with American (which replaced a ten-year contract negotiated in 1986 in connection with the acquisition of Sky Chefs from AMR), and in 1994, Sky Chefs obtained a two-year extension of this contract. Caterair has a catering services contract with American which expires at the end of 2001, subject to adjustment based on performance, which was licensed to Sky Chefs and CII. In September, 1997, Mr. Robert Crandall, the Chairman and Chief Executive Officer of AMR, the parent of American, was reported to have stated to financial analysts that in his opinion American's contracts with the Company "[produce] a cost disadvantage relative to other caterers" and that American will seek to eliminate its perceived cost disadvantage. The Company and American periodically discuss issues surrounding the terms of these contracts and such discussions have continued following Mr. Crandall's remarks. From time to time the contracts with American have been amended and/or extended, and such contracts may be further amended and/or extended in the future. The contracts with American also specify pricing and quality performance standards; failure to comply with these standards may result in financial penalties or termination of the contract at the affected airport (or in some cases, at a comparable airport), and, under certain circumstances, the purchase of the kitchen at the affected airport by American.

      During 1997, American terminated the Company's services at six of the kitchens operated by Caterair prior to consummation of the Combination (all of the kitchens operated by Caterair prior to the consummation of the Combination are referred to herein as the "Caterair Kitchens") due to the Company's failure to comply with these quality standards. The Company estimates that such terminations will result in a reduction of annual revenues of approximately $34 million. Despite the loss of these revenues, management estimates that the Company continues to provide approximately 86% of American's domestic airline catering requirements. The loss of the business with American or a significant portion of such business would have a material adverse effect on the business of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      In addition to the contracts with American, the Company has entered into contracts with durations of five years or more with each of Canadian Airlines International, Delta, Northwest Airlines, United Airlines, US Airways and Alaska Airlines, which in the aggregate, provided approximately 21% of the Company's 1997 revenues.

Competition

      The airline catering industry is highly competitive. Several large United States and international caterers, as well as a number of small caterers operating at one or more locations and, at certain locations, airport terminal concession operations, compete for airline catering business. Furthermore, there are few competitive restraints for a new caterer or an airline to begin catering in any market. The Company competes primarily with other independent caterers, and to some extent with captive caterers, on the basis of price, service and performance. The Company's principal competitors in the United States are Dobbs International Services, Inc., a subsidiary of Viad Inc, and Ogden Allied Aviation Services Division, a subsidiary of Ogden Corporation. The Company's principal competitors outside the United States are Alpha Airport Group PLC, Gate Gourmet, the airline catering subsidiary of Swissair, and other captive caterers.

      The busiest airports have numerous kitchens operated by major caterers. At some of these airports, unutilized capacity exists, which leads to increased competition among caterers and gives airlines leverage in negotiating contracts with all caterers with facilities located there. On the other hand, some other airports are serviced by only one caterer. For example, the Company is the only airline caterer at Oklahoma City, Tucson, Phoenix, San Diego, Nashville, El Paso and Milwaukee and various other airports. Competitive factors in the airports where there is only one caterer include the airlines' ability to cater their planes at other airports and the possibility that other caterers may be encouraged to enter that particular airport if the existing caterer is not competitive.

      Airline catering at most major airports outside the United States was traditionally dominated by the local flag carriers, which typically maintained their own catering operations to serve locations where they had a significant share of air passenger traffic. In recent years, however, governments generally have reduced their control over local flag carriers and increased the landing privileges of other airlines. The Company expects this trend, which is likely to be reinforced by the anticipated deregulation of the European market and the potential privatization of captive airline catering companies, to continue and to make the international catering business more accessible to independent caterers such as the Company. However, there can be no assurance that such a trend will continue or that the Company will be successful in obtaining additional operations or business in international markets.

      In connection with the formation of Caterair in 1989, Marriott and Caterair Holdings entered into a non-competition agreement which prohibits Marriott, subject to certain exceptions, from participating in the airline catering business until December 15, 2001.

Acquisitions

      During 1997, the Company acquired a 49% interest in an airline catering business in Mexico, and acquired the airline catering business of Air New Zealand at Auckland, Wellington, Christchurch and Rarotonga, New Zealand. Since September 1995, the Company has also acquired airline catering businesses in Bogata, Columbia, Asuncion, Paraguay and Guyaquil, Ecuador through an existing joint venture.

      On March 6, 1998, Sky Chefs entered into a non-binding letter of intent with a third party pursuant to which Sky Chefs agreed to purchase the airline catering operations conducted by such third party. The consummation of such acquisition is subject to the completion of legal, business and financial due diligence, receipt of any necessary government and other third party approvals, and the negotiation and execution by the parties of a mutually acceptable definitive acquisition agreement. Sky Chefs currently expects to fund the purchase price for such operations through additional borrowings. There is no assurance that such acquisition (or related borrowings) will be consummated and, if consummated, as to the terms and conditions upon which such transaction (or related borrowings) will be effected.

Employees

      At December 31, 1997, Sky Chefs had approximately 12,000 workers at 66 United States kitchens and its corporate headquarters, of which approximately 11,000 were unionized under the Railway Labor Act ("RLA"), the federal labor law administered by the National Mediation Board governing labor relations for employees in the airline and railroad industries. Sky Chefs' foreign operations include kitchens in Canada, Europe, and Latin America, and employ approximately 12,000 persons.

      With respect to its operations in the United States, Sky Chefs has operated for approximately 28 years under the RLA, which provides for a system-wide bargaining unit and representation by a single union of covered hourly workers. The Hotel Employees and Restaurant Employees International Union ("HEREIU") represents all covered hourly Sky Chefs' employees at all United States kitchen locations under a Master National Agreement ("MNA") which has been in existence since 1969. Under the MNA, system-wide bargaining with HEREIU generally occurs every five years (unless otherwise agreed), with local wage rates at individual kitchens determined periodically through local wage supplements. In 1995, Sky Chefs and HEREIU reached a five-year agreement to modify system-wide fringe benefit provisions of the MNA relating to health and retirement coverage and to implement cost-containment initiatives that management believes are advantageous to the operations of Sky Chefs. Sky Chefs believes that its relations with its employees and HEREIU are good, and that the prohibition on strikes, as well as the stability and workplace practices provided for under the MNA, have contributed significantly to the success of Sky Chefs' operations to date. Since the purchase of Sky Chefs by Onex in 1986, Sky Chefs has not suffered any strike or work stoppage by its employees. With respect to its foreign operations, employees are unionized under host country foreign labor laws.

      In 1995, SCIS created CII, a separate, wholly-owned subsidiary, to operate certain Caterair Kitchens. While CII and Sky Chefs have a common corporate parent, each operates as an independent entity, with separate marketing, labor and personnel functions. Upon the consummation of the Combination, 14 Caterair Kitchens were acquired by CII. At December 31, 1997, CII had approximately 1,600 full-time domestic workers at 10 United States kitchens, which were represented by three different unions under the National Labor Relations Act, the federal labor law administered by the National Labor Relations Board governing a broad range of industries.

      In July 1997, Sky Chefs acquired the Boston operations of CII and, in October 1997, Sky Chefs acquired the Baltimore, Oakland and Salt Lake City operations of CII. In February, 1998, Sky Chefs acquired the Los Angeles, Ontario and Santa Ana, California operations of CII. In March 1998, Sky Chefs and CII entered into an acquisition agreement pursuant to which Sky Chefs agreed to acquire CII's operations at John F. Kennedy International Airport and LaGuardia International Airport in New York. All kitchens acquired by Sky Chefs will be operated under the RLA and the MNA with HEREIU. CII believes that its relations with its employees and their unions are good, although there can be no assurance that objections to the acquisition of CII operations by Sky Chefs, and the coverage of former CII employees under the MNA and RLA, will not be raised by affected employees or unions. SCIS is continuing to review other potential opportunities for consolidation of Sky Chefs and CII operations.

Government Regulation

      General. Each of the Company's United States kitchens is subject to federal, state and local laws and regulations, governing health, sanitation, safety, customs and security. In addition, the design and construction of new kitchens are affected by federal, state and local laws and regulations regarding food and health matters, environmental matters, zoning and land use. Kitchens outside the United States are subject to various foreign laws and regulations. None of these domestic and foreign laws and regulations has had a material adverse effect on the Company's operations taken as a whole, and the Company has not experienced any significant difficulties in obtaining material licenses and approvals necessary to its operations. More stringent and varied laws, regulations and requirements, however, could result in increases in the cost and time required to open new kitchens, as well as increases in the cost of operating kitchens. In addition, difficulties in obtaining necessary licenses or permits could cause delays in the opening of, or limit the Company's ability to open, new kitchens. There can be no assurance that the Company will in the future be able to obtain necessary licenses and approvals or that it will remain in compliance with applicable laws and regulations or that such laws and regulations will not have a material adverse effect on the Company's operations.

      Environmental. Under various federal, state and local laws and regulations, a current or previous owner or operator, manager or developer of real estate may be liable for the costs of removing and remediating certain hazardous or toxic substances on the property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The costs of removing or remediating these substances may be substantial and the presence of these substances, or the failure to remediate conditions affected by the substances promptly, may adversely affect the owner's or operator's ability to sell or lease the real estate or to borrow using the real estate as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removing or remediating the substances at the disposal or treatment facility. Certain laws impose liability for the release of asbestos into the air and owners or operators of real properties may be sued for personal injury associated with alleged exposure to asbestos. In connection with its ownership or leasing and operation of its properties, the Company may be potentially liable for these costs. In addition, the presence of hazardous or toxic substances at a site adjacent to or in the vicinity of a property could require the property owner or user to participate in remediation activities in certain cases or could have an adverse effect on the value of such property. The Company believes that it is in substantial compliance in all material respects with applicable federal, state and local regulations regarding hazardous or toxic substances and is not subject to liability thereunder which would have a material adverse effect on its business or financial condition.

      The Company maintains underground storage tanks used to store fuel for its trucks at a number of kitchens located in the United States and other countries. Under federal and state regulations, the Company is subject to various requirements applicable to underground fuel storage tanks, including requirements for upgrading tanks, operating standards, release detection requirements, and financial responsibility requirements. In the past, a number of the Company's underground storage tanks have discharged fuel. The Company has removed all tanks where it was aware of such discharges and remediated, or is in the process of remediating, any contamination resulting from such discharges and has removed all but one of its remaining underground storage tanks in the United States. The Company is not aware of any liability that it has in connection with the existing or previous ownership or operation of underground storage tanks that would have a material adverse effect on the Company's business or financial condition.

      Federal Regulation of Food Services. In addition to applicable state and local regulations, the Company's domestic kitchens are subject to regulation and inspection by the United States Food Drug and Administration (the "FDA"). Every kitchen in the United States must meet the FDA's minimum standards relating to the handling, preparation and delivery of food, including requirements relating to the temperature of food and the cleanliness of the kitchen and the hygiene of its personnel. Leftover and discarded food arriving in the United States on incoming international flights must be disposed of in accordance with requirements established by the United States Department of Agriculture ("USDA"), which has the right to inspect the Company's food disposal procedures. Kitchens are also subject to USDA inspections.

      Customs and Security. The Company and its operations are subject to certain federal laws and regulations which are designed to prevent certain criminal activities, primarily smuggling and terrorism. In an effort to prevent such activities, the Federal Aviation Administration requires a five-year background investigation of all employees of the Company who have access to the airport ramps and loading docks from which meals are delivered and boarded onto aircraft. The United States Customs Service, in addition to requiring a similar background investigation, has the right to inspect all items removed from incoming international flights, including food trays and related equipment.

Item 2.   Properties.

       United States Properties. At December 31, 1997, the Company operated or managed 72 kitchens, which served 56 airports throughout the United States with approximately 4.8 million square feet of building area. The Company owns four of its kitchens; the remaining 68 are leased. The kitchens are located at or near major airports and range in site from approximately 6,700 square feet to approximately 209,800 square feet of building area and operate 20 to 24 hours a day. The size and structure of the Company's kitchens vary depending upon the number of meals to be produced by each kitchen. Most of the Company's kitchens are leased on a long-term lease basis from airport authorities, American and other third parties (generally for initial terms of 15 to 20 years). The Caterair Kitchens have been subleased by Caterair to Sky Chefs and CII pursuant to the Domestic Leases (as defined). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" and "Certain Relationships and Related Transactions -- the Combination."

      The Company's leasehold improvements with respect to these properties revert to the lessors upon termination of the leases. In the past, the Company has not experienced any difficulty in renewing leases for kitchens on satisfactory terms satisfactory to it, and the Company does not anticipate any significant problems with respect to renewing leases expiring in the near future. However, there can be no assurance that it will be successful in renewing any such leases.

      Nearly all kitchen leases on airport property in the United States require the Company to pay ground rent, which ranges from an annual rate of $0.10 to $15.89 per square foot. Most kitchen leases with airport authorities require the payment of a percentage concession or royalty fee generally ranging from 2.0% to 13.8% of gross revenues. Approximately one-half of the Company's kitchen leases in the United States require the payment of the greater of the percentage fee or the ground rent amount. Most of the other kitchen leases require the payment of ground rent plus the percentage fee. Many of the fixed rental kitchen leases have escalation clauses that provide for periodic increases tied to the consumer price index. The majority of kitchen leases entered into by the Company during the past ten years provide for periodic adjustment of ground rent which is either fixed or is based upon an appraisal. The Company also pays building rent in connection with several of its kitchen leases in the United States and expects that upon renewal of certain of its kitchen leases, airport authorities will require the payment of building rent in addition to ground rent. The Company is currently negotiating or renegotiating certain of its kitchen leases.

      The Company leases approximately 65,193 square feet at 524 East Lamar Boulevard, Arlington, Texas 76011, which houses SCIS' and Sky Chefs' corporate headquarters. This lease expires in March 2003. In addition, the Company leases and subleases until 2004 approximately 44,500 square feet at 6550 Rock Spring Drive, Bethesda, Maryland 20817, which houses CII's corporate headquarters.

      The Company also owns or leases, and operates, a fleet of approximately 1,250 special-purpose catering vehicles to deliver its catering services to airplanes in the United States and approximately 475 utility vehicles, vans and cars.

      The Company also owns or leases land or facilities at 26 locations that are not in operation, of which five are currently being subleased.

      International Properties. At December 31, 1997, the Company operated, directly or through joint ventures, 66 kitchens at or near 61 airports in 27 foreign countries with approximately 2,400,000 square feet of building area. The kitchens are located at or near airports and range in size from approximately 4,000 square feet to approximately 160,000 square feet of building area. Any leases in connection with the land on or the buildings in which the kitchens are located are generally with airport authorities under long-term leases (generally for initial terms of 10 years or more).

      The Company owns or leases, and operates, a fleet of approximately 580 special-purpose catering vehicles to deliver its catering services to airplanes outside the United States and approximately 425 utility vehicles, vans and cars.

Insurance

      The Company maintains insurance policies to cover liability and is effectively self-insured for workers' compensation liabilities. The Company establishes reserves, which management believes to be adequate, for uninsured liabilities. Due to the unpredictable nature of events in many foreign countries, the Company has maintained insurance against political risk in certain countries and has added such other insurance as available and as reasonably necessary to keep the Company adequately insured against such risk.

Item 3.   Legal Proceedings.

      The Company is involved in routine litigation, including a number of workers' compensation and related claims, that have arisen in the ordinary course of business. The Company does not believe that this routine litigation is material to its financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders.

      Not applicable.

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

      There is no established public trading market for SCIS' common stock, $.01 par value per share, or for the capital stock of any of the Additional Registrants. As of March 30, 1998, all the outstanding and issued shares of SCIS' common stock were held by OFSI and all the issued and outstanding shares of capital stock of each Additional Registrant were held by SCIS or a direct or indirect wholly-owned subsidiary of SCIS.

      No dividends were paid by SCIS in 1996 and 1997 on its capital stock. Each of (i) the Credit Agreement, dated as of September 29, 1995, and amended and restated as of August 28, 1997, by and among Caterair Holdings, Caterair,

OFSI, SCIS, the guarantors named therein, the lenders party thereto, Bankers Trust Company, Morgan Guaranty Trust Company of New York and Goldman, Sachs & Co., as Co-Arrangers, Goldman, Sachs & Co., as Documentation Agent, Bankers Trust Company, as Syndication Agent, Morgan Guaranty Trust Company of New York, as Administrative Agent, and The Bank of New York, as Co-Agent (as amended, the "Revolving Credit Agreement") and (ii) the Term Loan Agreement, dated as of August 28, 1997, among Caterair and SCIS, as borrowers, the guarantors named therein, the lenders party thereto from time to time, Bankers Trust Company and J.P. Morgan Securities Inc., as Co-Arrangers, Bankers Trust Company, as Syndication Agent, and Morgan Guaranty Trust Company of New York, as Administrative Agent (the "Term Loan Agreement"), and (iii) the Indenture, dated as of August 15, 1997, among SCIS, as Issuer, and the Additional Registrants and Caterair, as Guarantors, and The Bank of New York, as Trustee (the "Indenture"), the most restrictive of the Company's borrowing agreements, limit the Company's and the Additional Registrants' ability to pay dividends on its capital stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Item 6.  Selected Financial Data.

                                                                                  Year Ended December 31,
                                                       ---------------------------------------------------------------------------
                                                           1993            1994           1995(1)        1996(1)         1997(1)
                                                       -----------     -----------     -----------     -----------     -----------
Income Statement Data
Revenues                                               $   458,317     $   468,608     $   739,102     $ 1,529,816     $ 1,602,823
Cost of Operations                                         397,336         392,621         664,257       1,376,080       1,444,189
Gross Profit                                                60,981          75,987          74,845         153,736         158,634
                                                       -----------     -----------     -----------     -----------     -----------
     Depreciation and amortization                          17,144          15,503          21,338          37,928          42,192
     Selling, general and administrative                    16,085          17,125          28,078          48,854          52,397
     Integration expenses                                       --              --          28,644          30,361          17,990
Operating income (loss)                                     27,752          43,359          (3,213)         36,593          46,055
     Interest Income                                          (507)           (204)         (2,458)         (7,896)         (6,549)
     Interest Expense                                        6,703           5,748          19,715          50,431          52,357
     Other (income) expenses                                   948           1,225           2,099           4,679           11514
                                                       -----------     -----------     -----------     -----------     -----------
Earnings (loss) before income taxes                         20,608          36,590         (22,569)        (10,621)        (11,267)
     Provision (benefit) for income taxes                    7,033          13,385          (6,525)            420           5,273
     Extraordinary loss, net tax (2)                            --              --              --              --         (20,745)
                                                       -----------     -----------     -----------     -----------     -----------
Net income (loss)                                      $    13,575     $    23,205     $   (16,044)    $   (11,041)    $   (37,285)
                                                       ===========     ===========     ===========     ===========     ===========

Balance Sheet Data
Total Assets                                           $   211,903     $   243,016     $   820,695     $   841,115     $   859,919
Total debt and capital lease obligations                    44,582          46,370         392,059         380,229         426,904
Stockholder's equity                                        26,255          49,460          54,570          46,731           7,422
Cash dividends                                              10,700              --          10,465              --              --

(1) Results for the years ended December 31, 1995, 1996 and 1997 include the results of operations acquired, licensed, leased and subleased from Caterair in connection with the Combination consummated on September 29, 1995. See "Certain Relationships and Related Transactions -- The Combination."

(2) The extraordinary loss of $20.7 million for the year ended December 31, 1997 was the result of the write-off of $6.4 million of deferred financing fees (net of a $4.3 million tax benefit) due to the retirement of the Company's term loan indebtedness under the Old Credit Agreement (as defined) and the Old Notes (as defined) and the premium paid to retire the Old Notes of $14.3 million (net of a $9.5 million tax benefit).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

      The discussion and analysis below relates to (i) the historical consolidated financial statements and results of operations of SCIS and its subsidiaries for the periods presented below and (ii) the liquidity and capital resources of SCIS. The following discussion should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

      On September 29, 1995, the Company, OFSI, Caterair and its parent, Caterair Holdings, consummated the Combination pursuant to which SCIS and its subsidiaries acquired, licensed, leased and subleased substantially all of the worldwide business and assets of Caterair. SCIS and CII, a wholly-owned operating subsidiary of SCIS, were formed in connection with the Combination. Sky Chefs (including its subsidiaries) was the only direct subsidiary of SCIS which conducted substantial operations prior to September 29, 1995. Thus, unless otherwise indicated, the discussion of results of operations below relates to the operations of Sky Chefs for periods prior to September 29, 1995 and operations of SCIS and its subsidiaries thereafter. The acquisition of substantially all of the foreign operations of Caterair, Caterair's tradename and domestic working capital and the assumption of certain Caterair liabilities in the Combination was accounted for using the purchase method of accounting. Accordingly, the historical consolidated financial statements for financial reporting periods after September 29, 1995 include the acquired assets and liabilities and airline catering operations of the business formerly conducted by Caterair. The Combination resulted in a material change in the financial position of SCIS. See "Certain Relationships and Related Transactions -- The Combination."

      In connection with the Combination, pursuant to several leases (the "Domestic Leases"), Sky Chefs and CII leased and subleased from Caterair substantially all of its domestic tangible assets for a six-year term (expiring in 2001). In the event that Caterair's lease of such assets was for less than six years, the applicable Domestic Lease is for such shorter period. Sky Chefs and CII have options to purchase all or a portion of the assets of Caterair covered by the Domestic Leases for amounts determined under formulas in the Domestic Leases that were intended to result in exercise prices equal to the estimated fair market value of such assets at the time or times of exercise of any such options. The options are exercisable until the date which is 30 days after termination of the applicable Domestic Lease. It is not certain that such purchase options will be exercised. See "Certain Relationships and Related Transactions -- The Combination."

      In addition, in connection with the Combination, pursuant to license agreements (the "License Agreements"), Sky Chefs and CII licensed Caterair's rights under certain customer contracts for a six-year term (expiring in 2001). Sky Chefs and CII each have options to purchase all or a portion of the customer contract rights covered by the License Agreements for amounts determined under formulas in the License Agreements that were intended to result in exercise prices equal to the estimated fair market value of such rights at the time or times of exercise of any such options. The options are exercisable until the date which is 90 days after termination of the applicable License Agreement. It is not certain that such purchase options will be exercised. See "Certain Relationships and Related Transactions -- The Combination."

      In addition, in connection with the Combination, pursuant to a non-compete agreement, Caterair agreed not to compete with Sky Chefs in the airline catering business for a six-year term (expiring in 2001) and Sky Chefs is obligated to pay Caterair $4.0 million per year.

      Over the past several years there has been a significant reduction in food service levels on domestic flights which has affected all domestic airline caterers, including the Company. Despite a decline in total airline food expenditures in the United States from 1992 to 1996, the Company has been able to increase its revenues and profitability due to (i) increases in volume attributable to passenger growth, (ii) new business awards, (iii) price increases related to inflation and (iv) the implementation of its operating improvement plan. In 1992, Sky Chefs implemented the Total Cycle Time(TM) program and other programs, as part of an extensive operating improvement plan, which reduced annual operating costs by approximately $47 million in 1994 as compared with 1992. The Total Cycle Time(TM) program is a methodology designed to raise efficiency levels. The program is based on measuring, monitoring, and improving the total cycle time (i.e., the time necessary to complete a business process) of various processes throughout an organization - the total elapsed time from when work commences on a project through completion; such as the time elapsed from taking the first steps to prepare a meal to delivery of the meal to an airplane. The total cycle time approach was designed to enable the Company to significantly increase the efficiency with which it utilizes labor and other resources and to allow increased flexibility to react to customer needs. Due in large part to its operating improvement plan, Sky Chefs increased EBITDA from $29 million in 1992 to $59 million in 1994 and improved EBITDA as a percentage of revenues from 6.1% to 12.6% over the same period. As part of the Combination which was consummated on September 29, 1995, management estimated that approximately $55 million of net cost savings on an annualized basis (from the combined business of Sky Chefs and the business formerly conducted by Caterair) were achievable by the end of the third year of combined operations of Sky Chefs and Caterair. Management believes that as of December 31, 1997 a significant portion of these net cost savings have been achieved. See "Selected Financial Data." These net cost savings have been achieved through, among other things, increasing labor productivity and reducing labor and employee costs at certain of the Caterair Kitchens; consolidating certain corporate level management and administrative functions of Sky Chefs and Caterair; reducing food waste, spoilage and shrinkage at certain of the Caterair Kitchens; eliminating redundant kitchens; and reducing other kitchen operating expenses at certain of the Caterair Kitchens. In order to achieve these net cost savings, the Company incurred approximately $57 million in non-recurring costs through December 31, 1997, principally relating to (i) severance payments and other employee costs,
(ii) external consulting services primarily associated with the implementation of labor savings programs and (iii) other items in connection with the integration of the business of Sky Chefs and Caterair. See "Selected Financial Data" and "Certain Relationships and Related Transactions -- The Combination."

      Integration costs were primarily incurred as a result of the Combination and the implementation of the Company's operating improvement plan at the Caterair Kitchens. The severance payments, which were a portion of these integration costs, included compensation paid to non-hourly management and administrative employees whose jobs were terminated due to efficiencies generated by the Company's operating improvement plan and to eliminate redundant positions resulting from the Combination. Integration costs also related to the movement of management personnel between Company locations. Further integration costs included expenses relating to external consultants who provided services in connection with the implementation of the Company's operating improvement plan and the evaluation, training, and replacement of management employees. As a result of the Combination, SCIS determined that certain of its idle facilities would not be utilized in the future and accelerated the recognition of rent expense relating to these facilities and wrote-down related property and equipment. These items were also included in integration costs. Due to the large number and geographic diversity of the Caterair Kitchens, the implementation of the Company's operating improvement plan at the Caterair Kitchens has been a lengthy process, conducted in various stages. Thus, integration costs have been incurred since September 29, 1995, the date on which the Combination was consummated. As a result of the implementation of the Company's operating improvement plan at the Caterair Kitchens, SCIS has increased its general and administrative staff at headquarters for training employees and increased expenditures for safety and other operating programs. The costs associated with these matters will be included in general and administrative expenses commencing with periods after December 31, 1997.

Results of Operations

1997 Compared with 1996

      Revenues. Revenues for 1997 increased $73.0 million or by 4.8% to $1,602.8 million from $1,529.8 million in 1996. This increase was primarily the result of $69.4 million in additional revenues generated during 1997 from new airline catering contracts and business, $13.6 million from additional non-airline catering business and $13.2 million attributable to price increases. In addition, revenues from two kitchens subleased/licensed from Caterair on May 31, 1996 increased revenue by $22.1 million in 1997 as compared to 1996 as only seven months of revenues from these kitchens was included in 1996. This increase in revenues was offset by a $45.3 million decline in revenues related to lost business and other factors, including a $27.2 million decrease in revenues relating to American's termination during 1997 of the Company's services at six Caterair Kitchens due to the Company's failure to comply with quality standards specified in Caterair's contract with American (which was licensed to Sky Chefs and CII). Based on current service levels, the Company estimates that the terminations by American at the six Caterair Kitchens will result in a reduction of revenues on an annualized basis of approximately $34.0 million. In September, 1997, Mr. Robert Crandall, the Chairman and Chief Executive Officer of AMR, the parent of American, was reported to have stated to financial analysts that in his opinion American's contracts with the Company "[produce] a cost disadvantage relative to other caterers" and that American will seek to eliminate its perceived cost disadvantage. The Company and American periodically discuss issues surrounding the terms of these contracts and such discussions have continued following Mr. Crandall's remarks. The loss of the business with American, or a large portion of such business, could have a material adverse effect on SCIS' financial condition, results of operations and cash flows. See "Business--Customers--Contracts."

     Cost of Operations. Cost of operations increased $68.1 million or by 4.9% to $1,444.2 million in 1997 from $1,376.1 million in 1996, primarily as a result of increased business activities and a $25.1 million one-time charge incurred in 1997 relating to bonuses expected to be paid during 1998 and 1999 to certain Company employees and officers. Cost of operations as a percentage of revenues increased to 90.1% in 1997 from 90.0% in 1996. Without the expense relating to the bonus program, cost of operations as a percentage of revenues would have decreased to 88.5% of revenue in 1997 from 90.0% in 1996, primarily as a result of a decrease in labor costs due to the Company's ongoing operating improvement plan.

      Depreciation and Amortization. Depreciation and amortization expenses increased $4.3 million or by 11.3% to $42.2 million for 1997 from $37.9 million in 1996. This increase is a result of additional capital expenditures of $33.6 million made during 1997.

      Selling, General and Administrative. Selling, general and administrative expenses increased $3.5 million or by 7.2% to $52.4 million for 1997 from $48.9 million in 1996. The Company incurred an additional $1.3 million of selling, general and administrative costs related to the inclusion of a full year of expenses in 1997 for two kitchens subleased/licensed from Caterair on May 31, 1996 compared to only seven months in 1996. In 1997, the Company also incurred $1.3 million of costs related to acquisitions and $0.8 million in consulting fees related to year 2000 information system conversion issues.

      Integration Expenses. Integration expenses decreased $12.4 million or by 40.8% to $18.0 million for 1997 from $30.4 million in 1996. The integration expenses were significantly higher for 1996 as SCIS focused on integrating Caterair's operations immediately following the Combination. See "-- General."

      Operating Income. Operating income increased $9.5 million or by 26.0% to $46.1 million for 1997 from $36.6 million in 1996, primarily as a result of the factors discussed above.

      Interest Income. Interest and dividend income decreased $1.4 million to $6.5 million for 1997 from $7.9 million in 1996.

      Interest Expense. Interest expense increased $2.0 million to $52.4 million for 1997 from $50.4 million in 1996.

      Minority Interest. Minority interest expense increased $2.6 million to $5.6 million in 1997 from $3.0 million in 1996, primarily as a result of the recapitalization of a subsidiary and increased profits in the Company's Australian operations.

      Other Income (Expense). Other expenses for 1997 increased by $4.2 million to $5.9 million from $1.7 million in 1996. This increase is primarily due to a $3.8 million increase in foreign exchange losses.

      Earnings (Loss) Before Income Taxes. The Company's loss before income taxes increased by $0.7 million to $11.3 million for 1997 from $10.6 million in 1996 primarily as a result of the factors discussed above.

      Provision (Benefit) for Income Taxes. The provision for income taxes was $5.3 million for 1997 compared to $0.4 million in 1996. This fluctuation in income taxes was primarily a result of the increase in operating income and operating losses generated by certain foreign operations which the Company has been unable to utilize to offset income taxes relating to income generated by other operations. Management expects to incur operating losses in the foreseeable future at certain foreign locations for which it will not recognize tax benefits.

      Extraordinary Loss. The extraordinary loss of $20.7 million for 1997 was the result of the write off of $6.4 million of deferred financing fees (net of a $4.3 million tax benefit) relating to the retirement of the Old Notes and SCIS' term loan indebtedness under the Old Credit Agreement and the premium paid to retire the Old Notes of $14.3 million (net of a $9.5 million tax benefit).

      Net Income (Loss). SCIS' net loss increased $26.3 million to $37.3 million for 1997 from $11.0 million in 1996 primarily as a result of the factors discussed above.

1996 Compared with 1995

      Revenues. Revenues for 1996 increased $790.7 million or by 107.0% to $1,529.8 million from $739.1 million in 1995. The primary reason for this increase was the inclusion of revenues from the operations acquired, licensed, leased and subleased from Caterair for a full year in 1996 versus only three months in 1995. Also included in the 1996 revenue increase was $38.6 million derived from two kitchens which were subleased/licensed from Caterair on May 31, 1996. Revenues from three domestic kitchens acquired from a subsidiary of LSG in August and November 1995 (the "LSG Acquisition") increased $25.9 million in 1996 over 1995 primarily as a result of the inclusion of these operations for a full year in 1996 versus only a partial year in 1995.

      Cost of Operations. Cost of operations increased $711.8 million or by 107.2% to $1,376.1 million in 1996 from $664.3 million in 1995. The primary reason for this increase was the inclusion of the cost of operations of the business acquired, licensed, leased and subleased from Caterair for a full year in 1996 versus only three months in 1995. In addition, costs of operations increased $35.4 million in 1996 as compared to 1995 due to the inclusion of operating costs associated with the two kitchens subleased/licensed from Caterair on May 31, 1996. Further, operating costs of the three kitchens acquired from LSG in 1995 increased $25.8 million in 1996 over 1995 primarily as a result of the inclusion of these operations for a full year in 1996 versus only a partial year in 1995.

      Depreciation and Amortization. Depreciation and amortization expenses increased $16.6 million or by 77.9% to $37.9 million in 1996 from $21.3 million in 1995 primarily due to the inclusion for the full year of 1996 of depreciation and amortization expenses for the assets acquired from Caterair versus only three months in 1995. SCIS also incurred approximately $7.2 million of capital expenditures related to the deferred maintenance of the assets acquired from Caterair of which a portion was depreciated in 1996.

      Selling, General and Administrative. Selling, general and administrative expenses increased $20.9 million or by 74.0% to $49.0 million in 1996 from $28.1 million in 1995 primarily as a result of the inclusion of a full year of operating expenses associated with the operations acquired, licensed, leased and subleased from Caterair in 1996 versus only three months of 1995.

      Integration Expenses. Integration expenses increased $1.8 million or by 6.3% to $30.4 million for 1996 from $28.6 million in 1995. The increase is primarily due to a full year's expenses recognized in 1996 compared to only three months in 1995. Offsetting the increase was a one-time charge to integration expenses of $17.2 million in 1995 relating to the acceleration of the recognition of rent expense relating to idle kitchens and the write-down of related fixed assets. See "-- General."

      Operating Income. SCIS' operating income increased $39.8 million to $36.6 million in 1996 from a $3.2 million loss in 1995 primarily as a result of the factors discussed above.

      Interest Income. Interest and dividend income increased $5.4 million to $7.9 million in 1996 from $2.5 million in 1995 primarily as a result of interest income on the $37.8 million loan made by SCIS to Caterair in connection with the Combination and higher average investment balances throughout 1996.

      Interest Expense. Interest expense increased $30.7 million to $50.4 million in 1996 from $19.7 million in 1995 primarily as a result of increased debt balances related to the Combination being outstanding for the entire year in 1996 versus only three months in 1995.

      Minority Interest. Minority interest expense increased $1.9 million to $3.0 million in 1996 from $1.1 million in 1995, primarily as a result of the inclusion of a full year of operations held by minority interests acquired from Caterair versus only three months in 1995.

      Other Income (Expense). Other expenses increased $0.7 million to $1.7 million in 1996 from $1.0 million in 1995 primarily as a result of the inclusion of a full year of other expenses associated with the operations acquired, licensed, leased and subleased from Caterair versus only three months in 1995.

      Earnings (Loss) Before Income Taxes. SCIS' loss before income taxes decreased $12.0 million to $10.6 million in 1996 as compared to a loss before income taxes of $22.6 million in 1995 primarily as a result of the factors discussed above.

      Provision (Benefit) for Income Tax. The income tax expense for 1996 was $0.4 million compared to an income tax benefit of $6.5 million in 1995. The increase in income tax expense in 1996 versus 1995 is attributable to increased pre-tax earnings in domestic United States operations and at certain foreign subsidiaries, for which income taxes are payable and the expense has been recorded, offset by losses in other foreign subsidiaries where SCIS has been unable to recognize tax benefits. The majority of the foreign subsidiaries were acquired at September 29, 1995, and therefore, their results are included for three months of 1995 versus a full year in 1996. This limited ability to recognize tax benefits results in a disproportionate increase in consolidated income tax expense relative to the improvement in consolidated pre-tax earnings.

      Net Income (Loss). SCIS' net loss decreased $5.0 million to $11.0 million in 1996 as compared to a net loss of $16.0 million in 1995 primarily as a result of the factors discussed above.

Liquidity and Capital Resources

      On August 28,1997, SCIS and certain subsidiaries and affiliates thereof issued (the "Offering"), $300.0 million principal amount of SCIS' 9 1/4% Senior Subordinated Notes due 2007, Series A (the "Private Notes"), and related guarantees to BT Securities Corporation, J.P. Morgan & Co., Credit Suisse First Boston, Goldman, Sachs & Co., Smith Barney, Inc. and Bankers Trust International PLC (the "Initial Purchasers"), pursuant to a Purchase Agreement, dated August 22, 1997, between SCIS, the Guarantors (as defined) and the Initial Purchasers, in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon Rule 144A and Regulation S promulgated by the Securities and Exchange Commission thereunder. On February 4, 1998, as required pursuant to a Registration Rights Agreement entered into by SCIS in connection with the Offering, SCIS consummated an exchange offer (the "Exchange Offer") pursuant to which $297.8 million of SCIS' 9 1/4% Senior Subordinated Notes due 2007, Series B (the "Exchange Notes" and together with the Private Notes, the "Notes"), which Exchange Notes have substantially identical terms as the Private Notes, are guaranteed on a joint and several basis by the Guarantors, and were registered under the Securities Act, were exchanged for a like principal amount of Private Notes. Such Exchange Offer was made solely by means of a prospectus.

      The registration statement (Registration No. 333-37475) relating to the Exchange Offer (and $300.0 million principal amount of Exchange Notes and the related guarantees of the Guarantors) became effective under the Securities Act, on December 19, 1997. The Exchange Offer commenced on December 31, 1997 and was consummated at 5:00 p.m. on February 4, 1998. No underwriter was involved in the Exchange Offer. From the effective date of the registration statement through December 31, 1997, approximately $200,000 of expenses were incurred by SCIS and the Guarantors in connection with the issuance and distribution of the Exchange Notes (and the related guarantees). No such expenses were paid, directly or indirectly, to directors or officers of SCIS or any Additional Registrant or any of their respective associates, or to any person owning 10% or more of any class of equity securities of SCIS or any Additional Registrant. No underwriting discounts or commissions, finders fees or other expenses were paid to underwriters in connection with the Exchange Offer.

      The net proceeds to SCIS from the Offering, after the deduction of discounts and offering expenses, were approximately $289.9 million. The aggregate offering price to investors of the Private Notes was $299.6 million and the aggregate Initial Purchasers' discount was approximately $8.4 million. SCIS used $209.4 million of the net proceeds to repay and retire all of its outstanding term loan indebtedness under the Credit Agreement, dated as of September 29, 1995, among SCIS, Caterair, Caterair Holdings, OFSI and the lenders named therein (the "Old Credit Agreement"). The indebtedness of SCIS under the Old Credit Agreement which was repaid had maturities ranging from September 15, 1997 to September 15, 2003, and accrued interest at fluctuating rates (an average weighted rate of 8.7% at August 21, 1997).

      Interest on the Notes will be payable semi-annually on March 1 and September 1 of each year commencing March 1, 1998, at the rate of 9 1/4% per annum. The Notes will be redeemable, in whole or in part, at the option of SCIS, at any time on or after September 1, 2002, at prices ranging from 104.635% (during the 12-month period beginning September 1, 2002) to 100% (on or after September 1, 2006) of the outstanding principal amount thereof, together with accrued interest, if any, to the date of redemption. In addition, on or prior to September 1, 2000, SCIS may redeem in the aggregate up to $105 million in principal amount of the Notes with the net cash proceeds of certain public equity offerings by SCIS or OFSI at a redemption price of 109.25% of the principal amount of such Notes, plus accrued interest, if any, to the date of redemption; provided that at least $195 million in principal amount of the Notes remains outstanding immediately after any such redemption. The Notes are jointly and severally guaranteed by Caterair, Sky Chefs, CII and the other Additional Registrants (collectively, the "Guarantors").

      On August 25, 1997, SCIS commenced a tender offer for all of its $125.0 million principal amount of 13% Senior Subordinated Notes due 2005 (the "Old Notes"). In connection therewith, SCIS offered to purchase all of the Old Notes at a price equal to 117% of the principal amount thereof plus accrued and unpaid interest to the date of purchase and solicited consents to certain amendments (the "Old Indenture Amendments") to the Indenture relating to the Old Notes from the holders thereof (collectively, the "Offer to Purchase"). Holders of Old Notes who consented to the Old Indenture Amendments received a payment equal to 2% of the principal amount of the Old Notes for which a consent was delivered. Holders of Old Notes were not permitted to tender their Old Notes without consenting to the Old Indenture Amendments or to consent to the Old Indenture Amendments without tendering their Old Notes.

      The Offer to Purchase expired on September 24, 1997. All of the Old Notes were tendered by the holders thereof and accepted for payment by SCIS in connection with the Offer to Purchase. SCIS paid $148.8 million (excluding $7.9 million of accrued interest) in the aggregate in consideration of the repurchase of the Old Notes and the related consents. SCIS used approximately $80.5 million of the net proceeds from the Offering and $68.3 million of borrowings under the Term Loan Agreement to fund such payments.

      In connection with the Offering, SCIS, certain other parties and certain lenders entered into the senior secured Revolving Credit Agreement, and Caterair, SCIS, certain other parties and certain lenders entered into the senior secured Term Loan Agreement, (the Term Loan Agreement and the Revolving Credit Agreement, are collectively referred to as the "Senior Bank Financing").

      Concurrently with the Offering, Caterair, repaid and retired all of its outstanding indebtedness under the Old Credit Agreement (approximately $155.9 million) with borrowings under the Term Loan Agreement (the "Caterair Refinancing").

      Pursuant to the Senior Bank Financing, Bankers Trust Company, Morgan Guaranty Trust Company of New York and certain other lenders provided (i) SCIS with loans under the Revolving Credit Agreement in an amount up to $90.0 million (including a sub-limit of $50.0 million for letters of credit) on a revolving credit basis for working capital and general corporate purposes of SCIS, Caterair and their respective subsidiaries (such Revolving Credit Agreement expires on August 28, 2002), (ii) Caterair with a loan under the Term Loan Agreement in an aggregate principal amount of $160.0 million for purposes of refinancing Caterair's indebtedness under the Old Credit Agreement and funding the payment of related transaction costs (such loan has a final maturity in 2007) and (iii) SCIS with a term loan under the Term Loan Agreement in an aggregate principal amount of $90.0 million for purposes of financing, in part, the Offer to Purchase the Old Notes, funding payment of related transaction costs and general corporate purposes (such loan has a final maturity in 2007).

      All of the indebtedness under the Revolving Credit Agreement and the Term Loan Agreement is senior secured indebtedness. The Revolving Credit Agreement does not require scheduled amortization or scheduled commitment reductions. The Term Loan Agreement does require scheduled amortization payments. Each of the Revolving Credit Agreement and the Term Loan Agreement, under certain circumstances, requires SCIS or Caterair, as the case may be, to make mandatory prepayments and commitment reductions. In addition, each of SCIS and Caterair may make optional prepayments and commitment reductions pursuant to the terms of the Revolving Credit Agreement and the Term Loan Agreement, as the case may be.

      Obligations of SCIS under the Senior Bank Financing are jointly and severally guaranteed by OFSI (on a limited basis), an affiliate of OFSI (on a limited basis), Caterair, Sky Chefs, CII and certain other domestic subsidiaries of SCIS and obligations of Caterair under the Senior Bank Financing are jointly and severally guaranteed by OFSI (on a limited basis), an affiliate of OFSI (on a limited basis), SCIS, Sky Chefs, CII and certain domestic subsidiaries of SCIS. In addition, obligations under the Senior Bank Financing are secured by
(i) first priority security interests in virtually all tangible and intangible assets of SCIS, Caterair, and their respective wholly-owned domestic subsidiaries and (ii) pledges of all capital stock of SCIS and Caterair and all capital stock and notes owned by SCIS, Caterair and their respective domestic subsidiaries (limited in the case of capital stock of foreign subsidiaries to 65% of such capital stock).

      Each of the loans under the Senior Bank Financing bear interest at specified margins over the applicable eurodollar rate or base rate.

      Effective, September 12, 1997, SCIS entered into an interest swap agreement to reduce interest rate exposure on its long-term debt. The agreement covers a notional amount of $89.8 million at December 31, 1997 and has a stated maturity of September 15, 2002.

      SCIS' principal sources of liquidity are expected to be cash flow from operations and amounts available under the Revolving Credit Agreement. It is anticipated that SCIS' principal uses of liquidity will be to provide working capital, to finance capital expenditures, to meet debt service requirements, to fund non-recurring costs associated with the Combination and to pay for acquired businesses. In addition, SCIS expects to use approximately $11.6 million in the second quarter of 1998 and approximately $13.5 million in the first quarter of 1999 to fund management bonuses approved in the fourth quarter of 1997 by SCIS' board of directors. There can be no assurance that these bonuses will be paid or as to the amounts thereof.

      As a result of the Combination, the Offering, and the Senior Bank Financing, SCIS is highly leveraged. At December 31, 1997, the aggregate amount of outstanding indebtedness of SCIS (including borrowings and guarantees under the Senior Bank Financing, but excluding $22.0 million of letters of credit) was approximately $586.1 million. As of December 31, 1997, approximately $22.0 million of letters of credit, issued primarily to insurance carriers providing worker's compensation coverage and related to surety bonds and leases, was outstanding under the Revolving Credit Agreement. During 1998 SCIS expects to make approximately $62.5 million in capital expenditures, which are more significant than in prior periods. This increase in capital expenditures will primarily relate to the expansion, improvement and maintenance of SCIS' kitchens, particularly those located at international gateway airports, and the upgrade of SCIS' information systems.

      The Revolving Credit Agreement, which is the most restrictive of SCIS' indebtedness agreements, the Indenture relating to the Notes as well as the Term Loan Agreement contain a number of covenants that, among other thing, restrict the ability of SCIS and Caterair to dispose of assets, incur additional indebtedness, guarantee obligations, repay indebtedness or amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, and otherwise restrict certain corporate activities. The Senior Bank Financing also contains provisions which limit Sky Chefs', CII's and the other Guarantors' (excluding Caterair) ability to make distributions to SCIS other than in the form of cash dividends and, under certain circumstances, capital stock. SCIS does not expect that such provisions will have a material impact on the ability of SCIS to meet its cash obligations. In addition, the Revolving Credit Agreement requires compliance with specified financial tests based on the combined financial position of SCIS and Caterair. Certain other agreements of SCIS and the Guarantors require SCIS and/or the Guarantors to maintain certain financial ratios and satisfy certain financial tests. Management believes SCIS and the Guarantors are currently in compliance with all material covenants and restrictions contained in all material agreements to which SCIS and/or a Guarantor is a party.

      Based upon current levels of operations, SCIS believes that cash flow from operations, together with available borrowings under the Revolving Credit Agreement, will be adequate to meet anticipated requirements for working capital, capital expenditures, debt service requirements, Combination-related costs and to pay for acquired businesses. There can be no assurance, however, that SCIS will continue to generate cash flow at or above current levels or SCIS will be able to meet its anticipated needs for working capital, capital expenditures, debt service, Combination-related costs or funding to pay for acquired businesses.

      SCIS expects to use approximately $3.3 million in connection with the implementation of a new management stock plan. There can be no assurance that the management stock plan will be implemented.

      Net cash provided by operating activities for 1997 declined to $18.4 million from $35.6 million in 1996, primarily as a result of lower than usual levels of accounts payable and accrued expenses at December 31, 1995. Net cash used in investing activities increased to $69.4 million during 1997 from $31.4 million during 1996, primarily as a result of acquisitions of businesses during the twelve months ended December 31, 1997. Net cash provided by (used in) financing activities increased to $30.9 million during 1997 from ($10.4) million during 1996, primarily as a result of the Senior Bank Financing.

     In connection with the Combination, LSG was granted the option to acquire a 50% interest in the catering business acquired by the Company from Caterair in Europe for a price to be negotiated on a basis to be consistent with the valuation of the entire Caterair business implicit in the Combination. This option has expired. However, LSG and the Company are engaged in discussions with a view to reaching agreement for the sale by the Company to LSG of 50% of the Company's European catering business for a price estimated to be $50 million. There can be no assurance that such sale will occur or if it does occur as to the timing, price or other terms thereof.

     On March 6, 1998, Sky Chefs entered into a non-binding letter of intent with a third party pursuant to which Sky Chefs agreed to purchase the airline catering operations conducted by such third party. The consummation of such acquisition is subject to the completion of legal, business and financial due diligence, receipt of any necessary government and other third party approvals, and the negotiation and execution by the parties of a mutually acceptable definitive acquisition agreement. Sky Chefs currently expects to fund the purchase price for such operations through additional borrowings. There is no assurance that such acquisition (or related borrowings) will be consummated and, if consummated, as to the terms and conditions upon which such transaction (or related borrowings) will be effected.

Seasonality

      During 1997, the Company recognized 23.4%, 24.9%, 26.4% and 25.3% of its revenues and 18.1%, 41.0%, 64.6% and (23.7)% of its operating income during the first, second, third and fourth quarter, respectively.

      During 1996, the Company recognized 22.6%, 24.5%, 27.5% and 25.4% of its revenues and (10.1)%, 10.5%, 66.9% and 32.7% of its operating income during the first, second, third and fourth quarter, respectively.

Impact of Inflation

      SCIS' food, labor and other operating costs are affected by a number of factors beyond SCIS' control, including inflation. SCIS generally is able to recover increases in food costs due to inflation from its customers. However, it may not be able to recover similar increases in labor or other operating costs from such customers.

      SCIS operates in a number of countries that experience high rates of inflation. SCIS generally has been successful in mitigating the adverse effects of such inflation through measures such as indexing contractual price rates to inflation and providing for payments in local currencies. There can be no assurance that SCIS will not be adversely affected when it seeks to exchange funds in local currencies of countries with high rates of inflation into United States currency.

Recent Accounting Standards

      During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income," effective for financial statements for fiscal years beginning after December 15, 1997. SFAS 130 mandates that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS 130 beginning January 1, 1998.

      Also during June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information," effective for financial statements for fiscal years beginning after December 15, 1997. Preliminary analysis of this new standard by the Company indicates that the standard will not have a material impact on the Company's financial statements.

      In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 132 ("SFAS 132"), "Employers' Disclosures About Pensions and Other Postretirement Benefits," effective for financial statements for fiscal years beginning after December 15, 1997. This statement significantly changes current financial statement disclosure requirements for pensions and other postretirement benefits. The Company will adopt SFAS 132 effective January 1, 1998.

Year 2000 Issue

      The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. The Company has established a team to complete an awareness program and assessment project to address the Year 2000 issue. Such assessment has been completed with respect to the Company's corporate systems, and the Company has determined that it will be required to modify or replace portions of such computer programs so that its computer systems will properly utilize dates beyond December 31, 1999. In certain instances, the Company had existing plans to replace or upgrade such computer programs for corporate purposes not related to the Year 2000 issue. The Company expects to achieve Year 2000 compliance with respect to its corporate systems by December 1998. The Company presently believes that the total cost to become Year 2000 compliant with respect to its corporate systems will be between $2.5 million and $3.0 million (excluding between $0.5 million and $0.8 million relating to computer system upgrades not directly related to Year 2000 compliance issues). With respect to non-corporate systems located at the Company's domestic and international kitchens, an assessment of Year 2000 compliance has not yet been completed; the Company anticipates that such assessment will be completed no later than April, 1998.

      The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue can be mitigated, and the Company does not anticipate any material costs, problems or uncertainties associated with becoming Year 2000 compliant. However, until the Company's assessment of Year 2000 compliance with respect to software at its domestic and international kitchens has been completed, there can be no assurance that significant efforts or expenditures will not be required to ensure Year 2000 compliance. Further, there can be no assurance that the systems of other companies on which the Company may rely will be timely converted or that the failure to convert by another company would not have an adverse effect on the Company. Failure of the Company to adequately address the Year 2000 issue; could materially and adversely affect the Company's business operations, however, the Company does not anticipate such result.

Item 8.  Financial Statements and Supplementary Financial Data.

      The financial statements and supplementary data set forth in the Index to Financial Statements on page F-1 are filed as part of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    Not applicable.

PART  III

Item 10. Directors and Officers of the Company.

      The following table sets forth the name, age and position of each person who serves as an executive officer or director of SCIS or an Additional
Registrant:

Name                          Age     Position
----                          ---     --------

Gerald W. Schwartz             56     Director of SCIS and Sky Chefs

Ewout Heersink                 47     Director of SCIS and Sky Chefs and
                                      certain Additional Registrants

Helmut Woelki                  48     Director of SCIS and Sky Chefs

Helmut Bleckmann               57     Director of SCIS and Sky Chefs

Gunter Rothig                  62     Director of SCIS and Sky Chefs

James J. O'Neill               63     Director of SCIS and CII and certain
                                      Additional Registrants, Acting Chairman
                                      of the Board and Chief Executive
                                      Officer of SCIS and Chairman, President
                                      and Chief Executive Officer of CII

Michael Z. Kay                 58     Director of SCIS and Sky Chefs and
                                      President and Chief Executive Officer
                                      of Sky Chefs

Patrick W. Tolbert             52     Director, Executive Vice President and
                                      Chief Financial and Administrative
                                      Officer of SCIS and Sky Chefs and
                                      Director of certain Additional
                                      Registrants

Randall C. Boyd                40     Senior Vice President-Marketing and
                                      Customer Service of Sky Chefs

William S. Woodside            75     Director of SCIS and Sky Chefs and Vice
                                      Chairman of Sky Chefs

Daniel J. Altobello            56     Director of SCIS and certain Additional
                                      Registrants

Thomas J. Lee                  45     Director - Financial Accounting of SCIS
                                      and Sky Chefs and Director of certain
                                      Additional Registrants

Eric J. Rosen                  36     Director of CII

J. Thomas Markley              64     Director of CII

Name                          Age     Position
----                          ---     --------

Aaron Gellman                  67     Director of CII

Anthony Melman                 50     Director of certain Additional
                                      Registrants

Donald F. West                 59     Director of certain Additional
                                      Registrants

Norman J. Shuman               65     Director of certain Additional
                                      Registrants

      Gerald W. Schwartz has been a director, Chairman of the Board, President and Chief Executive Officer of Onex and Onex Capital Corporation, affiliates of SCIS, since their formation in 1983. Mr. Schwartz has been a director of OFSI and Sky Chefs since May 1986. Mr. Schwartz has been a director of SCIS since its formation. Mr. Schwartz serves on the board of directors of ProSource, Inc. and Alliance Communication Corporation.

      Ewout Heersink has been Vice President and Chief Financial Officer of Onex Corporation for the past six years and has held various positions at Onex Corporation since March, 1987, the date of its formation. Mr. Heersink has been a director of OFSI and Sky Chefs since October 1992. Mr. Heersink has been a director of SCIS since its formation. Mr. Heersink also serves on the boards of directors of certain Additional Registrants which are indirect wholly-owned subsidiaries of SCIS.

      Helmut Woelki has been Chairman of the Executive Board of LSG since April 1989. Mr. Woelki was elected to the board of directors of OFSI and Sky Chefs in August 1993. Mr. Woelki has been a director of SCIS since its formation.

      Gunter Rothig was appointed Vice Chairman of the Executive Board of LSG in 1989. Mr. Rothig was elected to the board of directors of OFSI and Sky Chefs in February 1994. Mr. Rothig has been a director of SCIS since its formation.

      Helmut Bleckmann has been Vice President Corporate Strategy/Business Development of LSG for more than five years. Mr. Bleckmann has been a member of the board of directors of SCIS, OFSI and Sky Chefs since October, 1995.

      James J. O'Neill was named President of Sky Chefs in April 1980. He was elected to the board of directors of Sky Chefs and OFSI in May 1986. He was named Chairman of the Board and Chief Executive Officer of Sky Chefs in March 1994. Prior to joining Sky Chefs, Mr. O'Neill served as Vice President Data Processing and Communication Services for American. Mr. O'Neill serves on the Board of Trustees of the American Management Association, and is a member of the Executive Committee and Board of Directors of the North Texas Commission. Mr. O'Neill has been a director and the Chief Executive Officer of SCIS since its formation. In September 1995, Mr. O'Neill resigned from his positions as Chief Executive Officer and Chairman of the Board of Sky Chefs and was elected to the board of directors and appointed Chairman of the Board of CII. On October 1, 1997, Mr. O'Neill assumed the positions of Acting Chairman of the Board of OFSI and SCIS. Mr. O'Neill also serves on the boards of directors of certain Additional Registrants which are indirect wholly-owned subsidiaries of SCIS.

      Michael Z. Kay was named President and Chief Operating Officer, and became a director, of Sky Chefs in September 1991. In September 1995, Mr. Kay became Chief Executive Officer, and resigned from his position as Chief Operating Officer, of Sky Chefs. Mr. Kay was elected to the board of directors of OFSI in September 1991. From June 1990 until joining Sky Chefs, Mr. Kay served as Executive Vice President and management consultant for Charter Medical Corporation. From January 1990 to April 1990, Mr. Kay was President and Chief Operating Officer of Portman Hotel Company. Mr. Kay has been a director of SCIS since its formation. Mr. Kay also serves on the boards of directors of an Additional Registrant which is an indirect wholly-owned subsidiary of SCIS.

      Patrick W. Tolbert was named Executive Vice President and Chief Financial Officer, and became a director, of Sky Chefs in June 1992. Mr. Tolbert was elected to the board of directors of OFSI in June 1992. Mr. Tolbert was appointed Chief Financial and Administrative Officer of Sky Chefs in December 1992. From March 1990 through June 1992, Mr. Tolbert was Senior Vice President and Chief Financial Officer of Sunbelt Beverage Corporation. Prior thereto, he served in various executive capacities for The Sara Lee Corporation and several of its subsidiaries and affiliates, including JP Foodservice, Inc., PYA/Monarch, Booth Fisheries Corporation and The Electrolux Corporation. Mr. Tolbert has been a director, and Executive Vice President and Chief Financial and Administrative Officer of SCIS since its formation. Mr. Tolbert also serves on the boards of directors of certain Additional Registrants which are indirect wholly-owned subsidiaries of SCIS.

      Randall C. Boyd was named Vice President - Marketing and Customer Service of Sky Chefs in September 1989 and Mr. Boyd was named Senior Vice President-Marketing and Customer Service of Sky Chefs in July 1991. Prior to joining Sky Chefs, Mr. Boyd spent ten years with IBM Corporation in marketing, strategic planning and sales.

      William S. Woodside has been a director of OFSI and Sky Chefs, and Vice Chairman of Sky Chefs since May 1987. Mr. Woodside was formerly the Chairman and Chief Executive Officer of American Can Company. Mr. Woodside serves as a director of American Capital Mutual Funds. Mr. Woodside has been a director of SCIS since its formation.

      Daniel J. Altobello has been President of Caterair and Caterair Holdings since December 1989. He also served as Chief Executive Officer and Chairman of the Board of Directors of Caterair and Caterair Holdings since December 1989. Prior thereto, Mr. Altobello worked at Marriott Corporation, where he served as Executive Vice President of Marriott Corporation and Chief Operating Officer of Marriott Corporation's airline catering business. Mr. Altobello serves as a director of American Management Systems, Inc., Colorado Prime Corp. and Blue Cross Blue Shield of Maryland, as a member of the advisory board of Thayer Capital Partners and as a trustee of Loyola Foundation, Inc., Mt. Holyoke College, Suburban Hospital Foundation, Inc. and the Woodstock Theological Center at Georgetown University. From September 29, 1995 through September 30, 1997, Mr. Altobello was Chairman of the Board of Directors of OFSI and SCIS. Mr. Altobello has been a director of OFSI and SCIS since September 29, 1995. Mr. Altobello also serves on the board of directors of certain Additional Registrants which are indirect wholly-owned subsidiaries of SCIS.

      Anthony Melman became the sole director of Caterair on September 29, 1995. Mr. Melman has been Vice President of Onex for more than five years and has held various executive offices at Onex since its formation. Mr. Melman serves on the board of directors of ProSource, Inc. Mr. Melman also serves on the boards of directors of certain Additional Registrants which are indirect wholly-owned subsidiaries of SCIS.

      Thomas J. Lee has been Director - Financial Accounting of Sky Chefs for the past five years. Mr. Lee has been Director--Financial Accounting of SCIS since its formation. Mr. Lee also serves on the boards of directors of certain Additional Registrants which are indirect wholly-owned subsidiaries of SCIS.

      Aaron Gellman was named a director of CII on September 29, 1995. Since January 1992, Mr. Gellman has been the Director of the Transportation Center at Northwestern University. Since 1995, Mr. Gellman has been a member of the Federal Aviation Administration Research, Engineering and Development Advisory Committee. Mr. Gellman is also currently a Professor of Management and Strategy at the J.L. Kellogg Graduate School of Management and a Professor of Industrial Engineering at the Robert R. McCormick School of Engineering and Applied Science. Mr. Gellman also serves on occasion as a consultant to various companies in the United States and abroad in the areas of transportation and technological change.

      J. Thomas Markley was named a director of CII on September 29, 1995. Mr. Markley is currently serving as President and Chief Executive Officer of XEL Communications, Inc. and as Senior Vice President of SALIENT(3) Communications, Inc., and has served in such capacities since October 1996 and July 1996, respectively. From 1984 through July 1996, Mr. Markley was President and Chief Executive Officer of JTM Inc., a consulting firm.

      Eric J. Rosen was named a director of CII on September 29, 1995. Mr. Rosen is currently Managing Director of Onex Investment Corp. and has been employed by Onex since 1989. Prior thereto, Mr. Rosen worked at Kidder, Peabody & Co. in both the mergers and acquisitions and merchant banking groups. Mr. Rosen is currently on the boards of directors of Tower Automotive, Inc., Dura Automotive Systems, Inc., Ripplewood Holdings L.L.C., Phoenix Pictures Inc. and Worldbridge Broadland Services Inc.

      Donald F. West is currently a tax consultant for Onex Management U.S. Inc., an affiliate of Onex, and has been employed in various capacities by Onex since 1989. Mr. West has served on the boards of directors of certain Additional Registrants which are indirect wholly-owned subsidiaries of SCIS since November 24, 1993.

      Norman J. Shuman is a certified public accountant and has practiced with the firm of Belfint, Lyons & Shuman, P.A. since 1958, and is currently a Director and the President of such firm. Mr. Shuman has served on the boards of directors of certain Additional Registrants which are indirect wholly-owned subsidiaries of SCIS since December 8, 1992.

      Directors of SCIS, Sky Chefs, CII, Caterair and the other Additional Registrants are elected at each annual meeting of stockholders of the relevant corporation to serve for one year or until their successors are elected and qualified. Executive officers hold their offices for such terms as determined by the board of directors of the relevant corporation and until their respective successors are chosen and qualified. Messrs. Woelki, Rothig and Bleckmann were selected to serve on the board of directors of OFSI, SCIS and Sky Chefs by LSG pursuant to the LSG Stockholders' Agreement. See "Certain Relationships and Related Transactions -- LSG Lufthansa Service GmbH."

Item 11. Executive Compensation.

      The following Summary Compensation Table sets forth information concerning annual and long-term compensation (for 1997, 1996 and 1995) awarded to, earned by, or paid to each of SCIS', Sky Chefs' and CII's chief executive officer and each of SCIS', Sky Chefs' and CII's (and their subsidiaries') four most highly compensated executive officers (other than the chief executive officer), including certain former executive officers, whose total annual salary and bonus for the year ended December 31, 1997 was in excess of $100,000 (the "Named Executive Officers").

                          Summary Compensation Table

                                                                             Long-Term
                                                                        Compensation Award
                                                                        ------------------
Name and                                                      Annual        Securities      All Other
Principal                            Salary       Bonus   Compensation     Underlying       Compensation
Position(s)                Year(1)  ($) (2)     ($) (3)       ($)(4)       Options/SARS         ($)
-----------                -------  -------     -------   ------------     ------------    ---------------

James J. O'Neill            1997     310,000(7)       -0-      30,000            -0-       276,000(9)(10)
Chief Executive             1996     495,000(7)   551,571      16,200            -0-       295,750(10)
Officer and Acting          1995     495,000(7)   404,809      16,200            -0-       310,750(10)
Chairman of the Board
of SCIS and
Chairman of the Board
of CII(5)

Michael Z. Kay              1997     600,000      185,625      30,000            -0-       240,000(9)(10)
President and Chief         1996     600,000      670,929      12,000            -0-        77,750(10)
Executive Officer of        1995     395,000      328,309      12,000            -0-        53,620(10)
Sky Chefs (5)

Patrick W. Tolbert          1997     400,000(7)   122,610      30,000            -0-        56,000(9)(10)
Executive Vice              1996     400,000(7)   485,929      11,400            -0-        30,750(10)
President and Chief         1995     245,000(7)   274,094      11,400            -0-        24,750(10)
Financial and
Administrative Officer
of SCIS and Sky
Chefs(5)

Randall C. Boyd             1997     275,000       75,627      30,000            -0-        24,000(9)(10)
Senior Vice President/      1996     275,000      369,571      12,600            -0-        13,750(10)
Marketing and Customer      1995     170,000      141,734      12,600            -0-         9,750(10)
Service of Sky Chefs(5)

Thomas J. Lee               1997      81,399       20,791         -0-            -0-            - (9)
Director -- Financial       1996      78,269       31,367         -0-            -0-         2,640(10)
Accounting of SCIS and      1995      75,989       25,836         -0-            -0-         2,639(10)
Sky Chefs(5)

Angelo D. Bizzarro          1997      78,289          -0-       9,523(8)         -0-        50,039(11)
Former Chief Executive      1996     295,000      481,732      22,650(8)         -0-           -0-
Officer and                 1995     295,000          -0-      25,000(8)       36.04       735,000(12)
President of CII(6)

(1) Prior to September 29, 1995, the Named Executive Officers, other than Mr. Bizzaro were employed and compensated by Sky Chefs and Mr. Bizzaro was compensated by Caterair. From September 30, 1995, Mr. O'Neill was employed and compensated by SCIS and CII, and Messrs. Tolbert and Lee were employed and compensated by SCIS and Sky Chefs. For all periods shown, Messrs. Kay and Boyd were employed and compensated by Sky Chefs. From October 1, 1995, Mr. Bizzarro was employed and compensated by CII; however he resigned in

      March 1997. No officer of any Additional Registrant (other than Sky Chefs and CII) receives compensation for serving in such capacity.

(2) Amounts shown include the dollar value of base salary (cash and noncash) earned and received by the Named Executive Officers.

(3) Amounts shown include the dollar value of bonuses earned by the Named Executive Officers during such year although a portion of such bonuses were paid in the subsequent year. Such bonuses were determined in accordance with Sky Chefs' Performance Reward Plan (the "PRP") for periods during which the Named Executive Officers were employed by SCIS, Sky Chefs or CII. Mr. Lee's 1997 bonus includes a $5,209 projected year-end PRP award which is expected to be paid by SCIS in March 1998 and a $7,259 special bonus paid to Mr. Lee by SCIS in 1997. See " --Bonus Plans."

(4) Amounts shown for the Named Executive Officers (other than Mr. Bizzarro) include reimbursement for perquisites, including automobile allowance, country club membership fees and mortgage differential.

(5) Messrs. O'Neill, Kay, Tolbert, Boyd and Lee are parties to the Management Shareholders' Agreement (the "Management Shareholders' Agreement"), dated as of May 29, 1986, as amended, among OFSI, an affiliate of Onex Corporation and certain employees, officers and directors of SCIS and its subsidiaries that own shares of the capital stock of OFSI (the "Management Shareholders"). See "Certain Relationships and Related Transactions -- Management Shareholders' Agreement." The number and value of the aggregate restricted stock holdings at the end of 1997 are as follows: Mr. O'Neill - 3,442.62 shares of OFSI Class A Common Stock and 219.3 shares of OFSI Class B Common Stock with an aggregate value of $1,415,494.41; Mr. Kay - 1,147.54 shares of OFSI Class A Common Stock and 150 shares of OFSI Class B Common Stock with an aggregate value of $843,873.67; Mr. Tolbert -
      918.03 shares of OFSI Class A Common Stock and 120 shares of OFSI Class B Common Stock with an aggregate value of $674,933.48; Mr. Boyd - 573.77 shares of OFSI Class A Common Stock with an aggregate value of $58,983.56; and Mr. Lee - 160.66 shares of OFSI Class A Common Stock with an aggregate value of $16,515.85. See "Security Ownership of Certain Beneficial Owners and Management." The value per share of common stock was determined as of December 31, 1997, in accordance with the Management Shareholders' Agreement. See "Certain Relationships and Related Transactions -- Management Shareholders' Agreement."

(6) Includes compensation paid to Mr. Bizzarro through September 29, 1995 by Caterair. Mr. Bizzaro resigned from his positions with Caterair on September 29, 1995 and entered into an employment agreement with CII which became effective following the consummation of the Combination. See "Certain Relationships and Related Transactions -- Transactions with Certain Caterair Persons." From October 1, 1995, Mr. Bizzaro was compensated by CII. Mr. Bizzarro resigned from his positions with CII effective as of March 1997.

(7) Amounts shown include a $60,000 annual fee for serving on OFSI's board of directors. See "-- Compensation of Directors.

(8) Amounts shown for periods prior to September 29, 1995 are for payments made to Mr. Bizzarro under Caterair's Caterair International Flexible Perquisite Plan, and amounts shown for periods subsequent to September 29, 1995 are for payments made to Mr. Bizzarro pursuant to CII's Caterair International Flexible Perquisite Plan.

(9) Excludes contributions which will be made by SCIS pursuant to Sky Chefs' Retirement Savings and Investment Plan (401(k) Plan); the Company has not yet determined 1997 contributions.

(10) Amounts shown include the contributions made by SCIS pursuant to Sky Chefs' Retirement Savings and Investment Plan (401(k) Plan). See "-- Defined Contribution Plans -- Sky Chefs 401(k) Plan." Also includes the amounts accrued but not funded or paid with respect to the Named Executive Officers under Sky Chefs Supplemental Executive Retirement Plan. Such amounts include $276,000, $292,000 and $307,000 for 1997, 1996 and 1995,
      respectively, for Mr. O'Neill; $240,000, $74,000 and $49,000 for 1997,
      1996 and 1995, respectively, for Mr. Kay; $56,000, $27,000 and $21,000 for
      1997, 1996 and 1995, respectively, for Mr. Tolbert; and $24,000,

      $10,000 and $6,000 for 1997, 1996 and 1995, respectively, for Mr. Boyd. See "-- Defined Contribution Plans -- Supplemental Executive Retirement Plan." Excludes above-market interest in the following amounts earned by Messrs. O'Neill, Kay, Tolbert and Boyd in 1995, 1996 and 1997, on amounts deferred by such Named Executive Officers pursuant to OFSI's Executive Deferred Compensation Plan: $6,787, $18,767 and $7,570 for Mr. O'Neill on amounts deferred in 1995, 1996 and 1997, respectively; $2,703, $7,291 and $2,956 for Mr. Kay on amounts deferred in 1995, 1996 and 1997, respectively; $2,632, $5,413 and $1,669 for Mr. Tolbert on amounts deferred in 1995, 1996 and 1997, respectively; and $1,370, $1,613 and $356 for Mr. Boyd on amounts deferred in 1995, 1996 and 1997, respectively.

(11) Includes a $45,583 payment made to Mr. Bizzaro under the Phantom Stock Plan, $2,044 in respect of CII's contributions to CII's Retirement Savings and Investment Plan (401(k) Plan) and $2,411 of reserved vacation pay. See "-- Phantom Stock Plan" and "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values" and "Defined Contribution Plans."

(12) Includes a $440,000 severance payment and a $295,000 retention payment pursuant to the Caterair Key Employee Retention Plan. See "-- Employee Plans" and "Certain Relationships and Related Transactions -- Transactions with Certain Caterair Persons."

Compensation of Directors

      The directors of SCIS and Sky Chefs do not receive any compensation for serving as directors. However, Messrs. Woelki, Bleckmann and Rothig receive annual compensation of $30,000 and Messrs. O'Neill and Tolbert receive annual compensation of $60,000 for serving on OFSI's board of directors. Messrs. Schwartz, Heersink, Kay and Woodside do not receive any compensation for serving on OFSI's board of directors. Directors of SCIS and Sky Chefs are reimbursed by SCIS and Sky Chefs, respectively, for expenses incurred by them in connection with board meetings.

      Mr. O'Neill does not receive any compensation for serving as a director of CII. Messrs. Rosen, Markley and Gellman receive annual compensation of $50,000, $15,000 and $15,000, respectively, for serving on CII's board of directors. Messrs. Markley and Gellman each also receive $1,000 for each board meeting they attend. Directors of CII are reimbursed for expenses incurred by them in connection with CII board meetings.

      Except as described in the preceding paragraphs, the directors of the Additional Registrants do not receive compensation for serving in such capacity.

Compensation Committee Interlocks and Insider Participation in Compensation Decision

      The members of the compensation committee of each of SCIS and Sky Chefs during the year ended December 31, 1997 were Messrs. Woodside, Heersink and Rothig. No such person is or was an officer or employee of SCIS or Sky Chefs. Such compensation committees are responsible for establishing the levels of compensation and benefits for SCIS' and Sky Chefs' officers and employees.

      No member of CII's board of directors during the year ended December 31, 1997, other than Mr. Bizzarro (who resigned in March 1997), is or was an officer or employee of CII. The board of directors of CII is responsible for establishing the levels of compensation and benefits for CII's officers and employees. Mr. Bizzarro's compensation was determined pursuant to his employment agreement and he did not participate in deliberations regarding any discretionary components of his compensation. See "Certain Relationships and Related Transactions -- Transactions with Certain Caterair Persons."

Employment Agreements

      James J. O'Neill. The employment agreement, dated as of January 1, 1997, between James J. O'Neill and OFSI provides that Mr. O'Neill shall receive an annual salary of $250,000 (subject to increase), certain benefits and a perquisites allowance of $30,000. Mr. O'Neill's employment may be terminated by OFSI only for good cause (as defined in the employment agreement) prior to January 31, 1999. Mr. O'Neill is entitled to receive his salary through January 31, 1999 in the event that (i) OFSI terminates Mr. O'Neill's employment other than for good cause or (ii) Mr. O'Neill terminates his own employment due to a material violation or failure of OFSI to perform a material provision of his employment prior to January 31, 1999 (approximately $368,333 if termination of employment had occurred as of December 31, 1997). Mr. O'Neill also agreed not to compete with SCIS for two years following termination of his employment.

      Michael Z. Kay. The employment agreement, dated as of January 1, 1997, between Michael Z. Kay and Sky Chefs provides that Mr. Kay, as President and Chief Executive Officer of Sky Chefs, shall receive an annual salary of $600,000 (subject to increase), a bonus calculated in accordance with Sky Chefs' incentive bonus plan, certain benefits and a perquisites allowance of $30,000. The agreement expires on December 31, 2001. Mr. Kay is entitled to receive during each year following termination, payment of his salary, payment of an amount equal to the average of the annual incentive bonuses received by Mr. Kay for the two years preceding the date of termination and certain benefits for a period beginning on the date of termination and ending on December 31, 2001 (approximately $4,233,108 if termination of employment had occurred as of December 31, 1997) ("Severance Payment") in the event that (i) Sky Chefs terminates Mr. Kay's employment other than for good cause or (ii) Mr. Kay terminates his own employment due to a material violation or failure of Sky Chefs to perform a material provision of his employment agreement. On January 2, 2001, Sky Chefs and Mr. Kay are obligated to begin good faith negotiations for the renewal or extension of Mr. Kay's employment. If mutually acceptable renewal terms are not agreed upon by June 30, 2001, Mr. Kay is entitled to receive for one year thereafter payments including components substantially the same as those that would be included in his Severance Payment. The employment agreement contains non-compete provisions.

      Patrick W. Tolbert. The employment agreement, dated as of January 1, 1997, between Patrick W. Tolbert and Sky Chefs provides that Mr. Tolbert, as Executive Vice President and Chief Financial and Administrative Officer of Sky Chefs, shall receive an annual salary of $340,000 (subject to increase), a bonus calculated in accordance with Sky Chefs' incentive bonus plan, certain benefits and a perquisites allowance of $30,000. The agreement expires on December 31, 2001. Mr. Tolbert is entitled to receive during each year following termination, payment of his salary, an amount equal to the average of the annual incentive bonuses received by Mr. Tolbert for the two years preceding the date of termination and certain benefits for a period beginning on the date of termination and ending on December 31, 2001 (approximately $2,937,078 if termination of employment had occurred as of December 31, 1997) in the event that (i) Sky Chefs terminates Mr. Tolbert's employment other than for good cause or (ii) Mr. Tolbert terminates his own employment due to a material violation or failure of Sky Chefs to perform a material provision of his employment agreement. The employment agreement contains non-compete provisions.

      Randall C. Boyd. The employment agreement, dated as of January 1, 1997, between Randall C. Boyd and Sky Chefs provides that Mr. Boyd, as Senior Vice President Marketing and Customer Service of Sky Chefs, shall receive an annual salary of $275,000 (subject to increase), a bonus calculated in accordance with Sky Chefs' incentive bonus plan, certain benefits and a perquisites allowance of $30,000. The agreement expires on December 31, 2001. Mr. Boyd is entitled to receive during each year following termination, payment of his salary, an amount equal to the average of the annual incentive bonuses received by Mr. Boyd for the two years preceding the date of termination and certain benefits for a period beginning on the date of termination and ending on December 31, 2001 (approximately $2,110,396 if termination of employment had occurred as of December 31, 1997) in the event that (i) Sky Chefs terminates Mr. Boyd's employment other than for good cause or (ii) Mr. Boyd terminates his own employment due to a material violation or failure of Sky Chefs to perform a material provision of his employment agreement. The employment agreement contains non-compete provisions.

Employee Plans

      In September 1994, the board of directors of Caterair adopted the Caterair Key Employee Retention Plan in order to provide an incentive to certain officers and other key executive and management employees to remain in the employ of Caterair while Caterair attempted to restructure its debt and equity. Each eligible participant in the Caterair Key Employee Retention Plan was entitled to receive certain severance benefits if (i) a change of control occurred, and (ii) during the three years following such change of control, the participant was terminated other than for cause or resigned with good reason. Severance benefits for eligible persons ranged from six months to two years of the participant's salary and benefits. Payments relating to severance under the Caterair Key Employee Retention Plan, to the extent they exceeded amounts payable under any participant's employment agreement, were in lieu of any payments due under such employment agreement. The consummation of the Combination constituted a change of control under the Caterair Key Employee Retention Plan. In connection with the Combination, severance benefits in the aggregate amount of approximately $2.7 million were paid by Caterair. As of December 31, 1997, the maximum additional amount payable under the Caterair Key Employee Retention Plan was $0.5 million (assuming all remaining eligible participants terminated their employment prior to September 29, 1998 in a manner which would entitle them to payments thereunder). All amounts payable under the Caterair Key Employee Retention Plan were accrued as of December 31, 1997.

      In connection with the Combination, retention payments to certain Caterair employees in the aggregate amount of $2.8 million were paid by Caterair under the Caterair Key Employee Retention Plan.

BONUS PLANS

         Performance Reward Plan. Sky Chefs' PRP is intended to reward participating employees for outstanding performance and provide motivation in order to further the Company's corporate purposes. The day-to-day administration of the PRP is overseen by the compensation committee of the board of directors of Sky Chefs (the "Sky Chefs Compensation Committee") (which is appointed by the executive committee of the board of directors of Sky Chefs (the "Sky Chefs Executive Committee")). Prior to the beginning of each fiscal year, the compensation committee of the board of directors of OFSI, upon the recommendation of the Sky Chefs Executive Committee sets incentive performance factors, and schedules, formulae, and other indicia for determining incentive compensation awards under the PRP; provided, that in determining incentive awards, the Sky Chefs Compensation Committee, with the approval of the Sky Chefs Executive Committee, has discretion to make adjustments to take into account extraordinary conditions and situations to more accurately reflect performance. Eligibility for participation in the PRP is limited to those individuals whose responsibilities have a significant bearing on the success of the Company. Awards under the PRP are dependent on the impact of each participant's contribution to the overall performance of the Company, and a participant's award is also a function of his or her job responsibilities. Eligibility for participation in the PRP is determined by the Executive Committee upon the recommendation of the Compensation Committee.

         The PRP is an annual plan with quarterly payouts. The total of all incentive payouts for a particular fiscal year is subject to the approval of the compensation committee of the board of directors of OFSI. Subject to limited exceptions, in the event a participant is discharged or resigns before the end of the quarter or fiscal year, any incentive compensation earned but not paid for that period will be forfeited. In the event of a participant's retirement, death or disability, incentive compensation earned for the quarter and fiscal year in which the participant retires, dies or becomes disabled will be calculated on a pro-rata basis for the time the participant was employed.

DEFERRED COMPENSATION PLAN

         Senior executives of the Company are provided with the opportunity to participate in OFSI's Executive Deferred Compensation Plan, an unfunded deferred compensation program (the "Deferred Compensation Plan"). Under the Deferred Compensation Plan, participants may elect each year to defer up to 75% of their annual base salary and up to 100% of their annual bonuses otherwise payable in cash. The amounts deferred at the option of the participant are contributed, together with additional corporate funds, into a trust, and are used to purchase investments at the direction of the Plan Administration Committee appointed by OFSI. A participant may elect that his or her account balance for a particular year, which is equal to such participant's aggregate compensation deferred for such year and related earnings, be paid to such participant or his or her beneficiaries upon (i) (w) termination of employment, (x) retirement, (y) death, or (z) permanent disability; or (ii) a lump sum distribution on a specific date selected by the participant which is no less than five years from the year in which such compensation is deferred but no later than the payment date immediately after the participant's 72nd birthday; provided, that, if permitted for a particular year, a participant may elect to receive payment upon the earlier to occur of an event referred to in clause (i) and the date specified pursuant to clause (ii). Early withdrawal of a participant's account balance other than in the event of a hardship (as defined in the Deferred Compensation Plan and determined by the Plan Administration Committee in its sole discretion) results in forfeiture by such participant of 6% of such participant's account balance as of such date. The Company has guaranteed the participants in the Deferred Compensation Plan a fixed rate of return of 8.0% per annum through December 31, 1999, at which time the rate will be reset; provided, however, that at no time will such rate be less than 5.0% per annum; provided, further, that in any given year, the Plan Administration Committee has discretion to set a premium rate in the event that it determines that such increased rate is appropriate under the circumstances. Any shortfall between such guaranteed fixed rate and the rate of return earned by the trust on its investments will affect the amount of corporate funds OFSI must contribute to administer the plan. Certain amounts contributed to the trust by OFSI are used to purchase life insurance policies on qualifying participants and to fund administrative expenses. Upon the death of an insured participant, the proceeds of such a policy are payable to OFSI.

         Additionally, under the Deferred Compensation Plan, each participant who retires from the Company while eligible to receive benefits under certain pension or retirement plans maintained by Sky Chefs will receive a payment from OFSI equal to the difference between (i) the actuarial lump sum value of the benefit provided to such participant under that pension or retirement plan and
(ii) the acturial lump sum value of the benefit that such participant would have been provided under such pension or retirement plan if amounts deferred by such participant under the Deferred Compensation Plan were taken into account as compensation under such pension or retirement plan.

DEFINED CONTRIBUTION PLANS

        Sky Chefs' 401(k) Plan. The Company maintains the Sky Chefs' 401(k) Money$mart Savings and Retirement Plan (the "Sky Chefs 401(k) Plan"), a defined contribution retirement plan with a cash or deferral arrangement as described in
Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). The Sky Chefs 401(k) Plan is intended to be qualified under Section 401(a) of the Code. All regular employees who are at least 21 years old, work at least 1,000 hours a year and are not excluded by a bargaining agreement are eligible to participate in the Sky Chefs 401(k) Plan. The Sky Chefs 401(k) Plan provides that each participant may elect to make pre-tax elective contributions from 1.0% to 15.0% of his or her compensation, subject to statutory limits. With respect to union employees who were hired subsequent to June 30, 1995, are not eligible to participate in the Sky Chefs HEREIU Pension Plan (as defined) and satisfy certain other eligibility criteria, Sky Chefs will make a contribution equal to 1.0% of such union employee's compensation for such year. With respect to non-union employees, who were hired subsequent to September 30, 1995, are not eligible to participate in the Sky Chefs Non-Union Pension Plan (as defined) and satisfy certain other eligibility criteria, Sky Chefs will make a contribution equal to 1.0% of such non-union employee's compensation for such year or such other percentage as may be determined by Sky Chefs' Plan Administration Committee for such year. All contributions made by participants are fully vested and are not subject to forfeiture. Generally, subject to limited exceptions, a participant vests in 50% of any contributions made by the Company after three years of completed service, in 75% of such Company contributions following four years of completed service and in 100% of such Company contributions following five years or more of completed service. Each participant's entire Sky Chefs 401(k) Plan account is distributed to the participant or his or her beneficiary, without regard to vesting, upon retirement, death, disability, or termination of employment with the Company after the completion of four years of service. The trustee under the Sky Chefs 401(k) Plan, at the direction of each participant, invests such participant's share of the assets of the Sky Chefs 401(k) Plan in a number of investment options.

         CII 401(k) Plan. CII also maintains a separate retirement savings plan for its domestic employees hired from Caterair on September 29, 1995 (the "CII 401(k) Plan"). Such plan is a defined contribution retirement plan with a cash or deferral arrangement as described in Section 401(k) of the Code. The CII 401(k) Plan is intended to be qualified under Section 401(a) of the Code. All regular employees who are at least 21 years old, work at least 1,000 hours a year and are not excluded by a bargaining agreement are eligible to participate in the CII 401(k) Plan. The CII 401(k) Plan provides that each participant may make pre-tax elective contributions from 1.0% to 10.0% of his or her compensation or select a fixed dollar amount to be deducted from such participant's pay, subject to statutory limits. CII makes a matching contribution on the first 6.0% of each participant's contribution. The trustee under the CII 401(k) Plan, at the direction of each participant, invests such participant's share of the assets of the CII 401(k) Plan in a number of investment options.

         In connection with the Combination, Sky Chefs and CII, respectively, hired approximately 6,000 and 3,000 domestic employees of Caterair on October 1, 1995. Such employees' respective shares of plan assets in the Caterair Retirement Savings and Investment Plan (401(k) plan) as of September 29, 1995, were transferred to the Sky Chefs 401(k) Plan or the CII 401(k) Plan, as applicable.

         Supplemental Executive Retirement Plan. The Code imposes certain limitations on the amount of contributions that an employee can make in any year to the Sky Chefs 401(k) Plan and CII 401(k) Plan, and the amount of Company contributions that can be made for an employee. In addition, the Code limits the amount of an employee's annual compensation that can be taken into account in computing benefits ($150,000 for 1996 and $160,000 for 1997). The Company maintains the Sky Chefs, Inc. Supplemental Executive Retirement Plan, a nonqualified supplemental executive retirement plan (the "SERP"), pursuant to which the Company pays certain key executive officers of the Company (and such other participating employees as may be designated) an amount out of its general assets intended to be substantially equal to the difference between the amount that, in the absence of the Code limitations, would have been allocated to such employee under certain pension and retirement plans maintained by the Company, and the amount actually allocated. In general, participating employees are entitled to a distribution from the SERP at the same time that such employee receives a distribution from the Company's retirement and pension plans. Although participating employees have accrued payments under the SERP, Sky Chefs has not funded the SERP, and no amounts have been paid to participating employees thereunder.

PENSION PLANS

         The Retirement Plan of Sky Chefs for Officers, Management and Specialists and Non-Management NonUnion Personnel (the "Sky Chefs Non-Union Pension Plan") and the Retirement Plan of Sky Chefs for Employees Represented by the Hotel Employees and Restaurant Employees International Union AFL-CIO (the "Sky Chefs HEREIU Pension Plan," and together with the Sky Chefs Non-Union Pension Plan, the "Pension Plans") are tax-qualified defined benefit pension plans. The Sky Chefs HEREIU Pension Plan and the Sky Chefs Non-Union Pension Plan cover all of the Company's union and non-union employees, respectively, who were employed by the Company prior to July 1, 1995 (in the case of union employees) and who were employed by the Company prior to September 30, 1995 (in the case of non-union employees). Each Pension Plan is funded through a tax-exempt trust into which contributions are made as necessary based on actuarial funding analysis. The Company's funding policy is to contribute an amount not less than the minimum funding requirements under the Code, nor more than the maximum deductible amount for income tax purposes.

         Each Pension Plan provides for the payment of benefits upon retirement, early retirement, death and termination of employment. Both plans have several competing formulas pursuant to which the benefits payable thereunder are determined; the predominant formula in each such plan is based on a combination of a participant's years of credited service and compensation. Participants in both Pension Plans may elect from several optional forms of benefit distribution.

                               PENSION PLAN TABLE
                   SKY CHEFS NON-UNION PENSION PLAN WITH SERP*

                                                              YEARS OF CREDITED SERVICE
                                                              -------------------------
             FINAL AVERAGE
        COMPENSATION (5 YEARS)                    15               20              25              30               35
        ----------------------                    --               --              --              --               --
               $125,000                     $   33,887       $   45,169     $    52,596        $ 62,513     $     72,931
                150,000                         41,377           51,948          62,513          75,015           88,896
                175,000                         48,206           58,727          73,409          89,701          106,396
                200,000                         55,706           67,117          85,909         104,701          123,896
                225,000                         63,206           77,117          98,409         119,701          141,396
                250,000                         70,706           87,117         110,909         134,701          158,896
                300,000                         85,706          107,117         135,909         164,701          193,896
                350,000                        100,706          127,117         160,909         194,701          228,896
                400,000                        115,706          147,117         185,909         224,701          263,896
                450,000                        130,706          167,117         210,909         254,701          298,896
                500,000                        145,706          187,117         235,909         284,701          333,896
                550,000                        160,706          207,117         260,909         314,701          368,896

     ------------------------------

     * The above Pension Plan Table presents the indicated information regarding employees of the Company who participate in both the Sky Chefs Non-Union Pension Plan and the SERP. See " --Defined Contribution Plans -- Supplemental Executive Retirement Plan." Messrs. O'Neill, Tolbert and Boyd participate in both the Sky Chefs Non-Union Pension Plan and the SERP.

                               PENSION PLAN TABLE

                     SKY CHEFS NON-UNION PENSION PLAN ONLY*

                                                              YEARS OF CREDITED SERVICE
                                                              -------------------------
             FINAL AVERAGE
        COMPENSATION (5 YEARS)                    15               20              25              30               35
        ----------------------                    --               --              --              --               --
                $125,000                    $   33,887       $   45,169      $   52,596      $   62,513     $     72,931
                 150,000                        41,377           51,948          62,513          75,015           88,896
                 175,000                        41,977           52,748          63,346          76,015           90,296
                 200,000                        41,977           52,748          63,346          76,015           90,296
                 225,000                        41,977           52,748          63,346          76,015           90,296
                 250,000                        41,977           52,748          63,346          76,015           90,296
                 300,000                        41,977           52,748          63,346          76,015           90,296
                 330,000                        41,977           52,748          63,346          76,015           90,296
                 400,000                        41,977           52,748          63,346          76,015           90,296
                 450,000                        41,977           52,748          63,346          76,015           90,296
                 500,000                        41,977           52,748          63,346          76,015           90,296
                 550,000                        41,977           52,748          63,346          76,015           90,296

     ------------------------------

     * The above Pension Plan Table sets forth the indicated information regarding employees of the Company who participate in the Sky Chefs Non-Union Pension Plan only, and do not participate in the SERP. Messrs. Kay and Lee participate in the Sky Chefs Non-Union Pension Plan only, and do not participate in the SERP.

          The named executive officers (other than Mr. Bizzarro) have been credited with the following years of service under the Sky Chefs Non-Union Pension Plan Pension Plan: James J. O'Neill - 23.50; Michael Z. Kay - 5.33; Patrick W. Tolbert - 4.50; Randall C. Boyd - 7.25 and Thomas J. Lee - 18.67. While employed by the Company, Angelo Bizzarro did not participate in any defined Pension Plan. The Sky Chefs Non-Union Pension Plan defines "Compensation" as cash remuneration to an employee for services rendered, constituting an employee's regular salary or wages, plus amounts applied to purchase benefits pursuant to a salary reduction agreement under any other Plan described in code Section 401(k), but excluding any overtime pay, premium pay or shift differential, bonuses, approved expenses and other allowances and special remuneration. For each named executive officer who participates in the Sky Chefs Non-Union Pension Plan, the covered compensation, as determined under the Sky Chefs Non-Union Pension Plan, is, in the aggregate, not substantially different than the amount reflected with respect to such named executive officer in the annual compensation column of the summary compensation table set forth above. The estimates of annual retirement benefits reflected in the above table are based on payment in the form of a straight-life annuity and are not subject to any deduction for social security or other offset amounts.

         The maximum recognizable compensation under both the Sky Chefs HEREIU Pension Plan and the Sky Chefs Non-Union Pension Plan for 1997 was $160,000.

         The Company provides Michael Z. Kay with a supplemental executive benefit plan that is designed to provide Mr. Kay upon his retirement following at least ten years of service with the Company, for the remainder of his life, with an annual payment equal to 50% of his base compensation as in effect at the time of retirement. Although the terms of this plan provide that benefits payable to Mr. Kay under this plan shall be paid from out of the general assets of the Company, the Company has established and intends in the future to fund a "rabbi trust" out of which retirement benefits payable to Mr. Kay under such plan will be paid. Benefits payable to Mr. Kay under such plan are reduced dollar-for-dollar to the extent that Mr. Kay receives retirement benefits under the Sky Chefs Non-Union Pension Plan. An additional payment will be made to Mr. Kay under such plan to cover any income tax payable by him with respect to his retirement benefit. Mr. Kay has 5.33 years of credited service under this plan. Currently, Mr. Kay's estimated annual benefit upon retirement at normal retirement age is $337,000.

         The Company provides an additional non-funded nonqualified pension plan (the "Supplemental Pension Plan") for Messrs. O'Neill, Tolbert and Boyd. Pursuant to such plan, each participant is provided a benefit at retirement for life which is equal to 2.0% of such participant's highest five consecutive years of bonuses for each year of service.

                               PENSION PLAN TABLE
                           SUPPLEMENTAL PENSION PLAN*

                                                              YEARS OF CREDITED SERVICE
                                                              -------------------------
             FINAL AVERAGE
           BONUSES (5 YEARS)                     15               20              25              30               35
           ----------------                      --               --              --              --               --
                $125,000                    $   37,500       $   50,000      $   62,500      $   75,000     $     87,500
                 150,000                        45,000           60,000          75,000          90,000          105,000
                 175,000                        52,500           70,000          87,500         105,000          122,500
                 200,000                        60,000           80,000         100,000         120,000          140,000
                 225,000                        67,500           90,000         112,500         135,000          157,500
                 250,000                        75,000          100,000         125,000         150,000          175,000
                 300,000                        90,000          120,000         150,000         180,000          210,000
                 330,000                       105,000          140,000         175,000         210,000          245,000
                 400,000                       120,000          160,000         200,000         240,000          280,000
                 450,000                       135,000          180,000         225,000         270,000          315,000
                 500,000                       150,000          200,000         250,000         300,000          350,000
                 550,000                       165,000          220,000         275,000         330,000          385,000

     -------------

     * Messrs O'Neill, Tolbert and Boyd each participate in the Supplemental Pension Plan.

     The Named Executive Officers who participate in the Supplemental Pension Plan have been credited with the following years of service thereunder: James J. O'Neill - 23.50; Patrick W. Tolbert - 4.50; and Randall C. Boyd - 7.25. The Supplemental Pension Plan describes "compensation" only as bonuses paid to an employee under the PRP. As so defined, such compensation is not substantially different from the bonuses shown in the Bonus column of the Summary Compensation Table set forth above. The estimate of benefits from the Supplemental Pension Plan are based upon a straight life annuity at retirement and are not subject to any deduction for social security benefits or other offset amounts.


Phantom Stock Plan

     In 1995, certain officers, and other employees of Caterair received awards under OFSI's Phantom Stock Plan for Management Employees (the "Phantom Stock Plan") of a number of units equal to the quotient obtained by dividing (i) the cost basis of the Caterair Holdings stock held by such participant by (ii) the quotient obtained by dividing $425,000,000 by the number of shares of OFSI Class A Common Stock outstanding immediately prior to the Combination. The Phantom Stock Plan provides that upon termination of employment of a participant, such participant will be entitled to receive an amount per unit equal to the sum of
(i) the dividends paid on a share of OFSI Class A Common Stock during the period from the date of the award of such unit through the end of the fiscal quarter immediately prior to termination of employment, (ii) the net increase in stockholders' equity (which shall be negative if stockholders' equity decreases) attributable to a share of OFSI Class A Common Stock from the date of the award of such unit through the end of the fiscal quarter immediately prior to termination of employment and (iii) 100% of the initial value of the unit; provided, that if before September 29, 1997, (x) the participant voluntarily terminates his or her employment with OFSI or (y) the participant's employment with OFSI is terminated "for cause" (as defined in the Phantom Stock Plan) such participant will forfeit 50% of the initial value of such participant's units and receive payments as if the references to "100%" in clause (iii) were "50%." If a participant's employment is terminated at any time prior to September 29, 1997, payment for such participant's units shall not be made until November 29, 1997. In the event of a sale by Onex or certain affiliates thereof to a third party purchaser of shares of OFSI Class A Common Stock, participants in the Phantom Stock Plan are entitled to "tag-along" and subject to "drag-along" rights.

      Upon an initial public offering of OFSI, each participant would receive a distribution in respect of each unit held thereby (in cash, OFSI stock or a combination of both) having a value equal to the closing price of a share of OFSI Class A Common Stock on the first day of trading following the effectiveness of the registration statement relating to such initial public offering, plus an amount equal to the dividends that were paid on a share of OFSI Class A Common Stock during the period from the date of the award of such unit to immediately prior to the initial public offering. Upon the dissolution or liquidation of OFSI or certain business combinations involving OFSI, each participant would receive in respect of each unit an amount equal to the sum of
(i) the dividends paid on a share of OFSI Class A Common Stock during the period from the date of the award of such unit through the end of the fiscal quarter immediately prior to such dissolution or liquidation or business combination transaction, (ii) the net increase in stockholders' equity (which shall be negative if stockholders' equity decreases) attributable to a share of OFSI Class A Common Stock from the date of the award of such unit through the end of the fiscal quarter immediately prior to such dissolution or liquidation or business combination transactions and (iii) 100% of the initial value of such unit.

      The Phantom Stock Plan became effective as of September 29, 1995 and will continue in effect until termination or suspended by OFSI's board of directors. However, no termination, modification or amendment of the Phantom Stock Plan by OFSI's board of directors may adversely affect the accrued rights of a participant thereunder. If not previously terminated, the Phantom Stock Plan shall terminate ten business days following the closing of an initial public offering of OFSI or 60 days after the closing of certain business combinations and other events enumerated in the Phantom Stock Plan, all of which trigger redemption of the units issued thereunder.

                      Aggregated Option/SAR Exercises in
            Last Fiscal Year and Fiscal Year-End Option SAR Values

                                                                              Number of            Value of
                                                                             Securities          Unexercised
                                                                             Underlying          in-the-Money
                                                                             Unexercised         Options/SARs
                                                                             Option/SARs          at Fiscal
                                          Shares                              at Fiscal             Year-
                                         Acquired        Value                 Year-End             End ($)
                                            on         Realized            (#)Exercisable/        Exercisable/
          Name(1)                       Exercise(#)      ($)               Unexercisable(2)      Unexercisable
-------------------------------------   -----------      ---               ----------------      -------------

Angelo D.  Bizzarro
Former Chief Executive Officer of CII      ---            ---                   35.79(3)              ---

-------------

(1) No Named Executive Officer other than Mr. Bizzarro has been granted any stock options (or tandem SARs) or freestanding SARs by SCIS or any Additional Registrant.
(2) Amounts shown indicate number of units granted to Mr. Bizzarro pursuant to the Phantom Stock Plan. See "-- Phantom Stock Plan."
(3) Mr. Bizzarro voluntarily terminated his employment with CII in March 1997. Accordingly, Mr. Bizzarro received $45,583 on or about November 29, 1997 in respect of the units held by him under the Phantom Stock Plan. See "-- Phantom Stock Plan."

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information regarding OFSI's outstanding shares of Class A and Class B Common Stock which was beneficially owned, as of December 31, 1997, by (i) each person who owns 5% or more of the outstanding shares of OFSI Class A Common Stock or OFSI Class B Common Stock,
(ii) each current, and each nominee to become a, director of SCIS and each Additional Registrant, (iii) each of the Named Executive Officers and (iv) all directors and executive directors of SCIS and the Additional Registrants as a group.

                                   OFSI Class A            OFSI Class B
                                      Common                   Common
                                     Stock (1)                Stock (1)
                              ---------------------    ----------------------
                                Number   Percentage     Number    Percentage
Beneficial Owner (2)          of Shares    of Class    of Shares    of Class
--------------------          ---------    --------    ---------    --------
Onex (3)(4)(5)............    136,716.62    78.06%      12,753.5     100.00%
   161 Bay Street
   Toronto, Ontario
   Canada

OnCap Holdings Corp. (5)..    136,716.62    78.06%      12,753.5     100.00%
   161 Bay Street
   Toronto, Ontario
   Canada

LSG (4)(6)(7).............     38,326.36    23.72%         --          --
   Am Holzweg 26
   65830 Kriftel
   Federal Republic of
   Germany

Gerald W. Schwartz
(3)(4)(5)(8)..............    136,716.6     78.06%      12,753.5     100.00%
   161 Bay Street
   Toronto, Ontario
   Canada

Helmut Woelki (9)(10).....        1,611.9           *           --          --

Helmut Bleckmann (9)(11)..            135           *           --          --

Gunter Rothig.............             --          --           --          --

Ewout Heersink............             --          --           --          --

James J. O'Neill (9)(12)..       3,442.62       2.13%        219.3        1.72%

Michael Z. Kay (9)(13)....       1,147.54           *          150        1.17%

Patrick W. Tolbert (9)(14)         918.03           *          120           *

Randall C. Boyd (9)(15)...         573.77           *           --          --

William S. Woodside (9)(16)      2,295.08       1.42%           --          --

Daniel J. Altobello (17)..          14.81           *           --          --

Thomas J. Lee (9)(18).....         160.66           *           --          --

Eric J. Rosen.............             --          --           --          --

J. Thomas Markley.........             --          --           --          --

Aaron Gellman.............             --          --           --          --

Anthony R. Melman.........             --          --           --          --

Donald F. West............             --          --           --          --

Norman J. Shuman..........             --          --           --          --

                                   OFSI Class A            OFSI Class B
                                      Common                   Common
                                     Stock (1)                Stock (1)
                              ---------------------    ----------------------
                                Number   Percentage     Number    Percentage
Beneficial Owner (2)          of Shares    of Class    of Shares    of Class
--------------------          ---------    --------    ---------    --------
All directors and executive
   officers of SCIS and the
   Additional Registrant as
   a group...................          --          --           --          --

   (18 persons as a group)     136,716.62       78.06%    12,753.5      100.00%
   (5)(8)(19)

-----------
* Less than 1%

(1) Each holder of OFSI Class A Common Stock is entitled to one vote for each share OFSI Class A Common Stock held by such holder and each holder of OFSI Class B Common Stock is entitled to one vote for every two shares of OFSI Class B Common Stock held by such holder. The holders of all classes of OFSI Common Stock (including OFSI Class AA Common Stock) vote together, as one class, on all matters submitted to a vote of the stockholders of OFSI, except as otherwise required by the General Corporation Law of the State of Delaware.
(2) Except as otherwise indicated, each beneficial owner has the sole power to vote, and dispose of all shares of OFSI Class A Common Stock or OFSI Class B Common Stock owned by such beneficial owner.
(3) Includes 103,442.71 shares of OFSI Class A Common Stock and 12,256.20 shares of OFSI Class B Common Stock which may be acquired from OnCap Holdings Corp. and 13,586.99 shares of OFSI Class A Common Stock, subject to adjustment, which an affiliate of Onex may acquire under the OFSI Warrants (as defined) at the price of $3,109 per share, subject to adjustment, until September 29, 2000. See "Certain Relationships and Related Transactions -- OFSI Securityholders' Agreement."
(4) LSG and Onex, among others, are parties to the LSG Stockholders' Agreement. See "Certain Relationships and Related Transactions -- LSG Lufthansa Service GmbH."
(5) Includes 19,593.97 shares of OFSI Class A Common Stock (including 438.12 shares of OFSI Class A Common Stock which Management Shareholders are entitled to sell to LSG), and 497.30 shares of OFSI Class B Common Stock, owned by Management Shareholders and over which Onex, OnCap Holdings Corp. and Gerald W. Schwartz share voting control pursuant to the Management Shareholders' Agreement. Includes up to 438.12 shares of OFSI Class A Common Stock which may be sold by an affiliate of Onex to LSG in the event Management Shareholders do not exercise their right to sell a like number of shares to LSG. See "Certain Relationships and Related Transactions -- LSG Lufthansa Service GmbH."
(6) Excludes 4,474.22 additional shares of OFSI Class A Common Stock which LSG has the right to acquire at an exercise price of $2,175.93 per share in the event that the OFSI Warrants are exercised.
(7) LSG beneficially owns 38,326.36 shares of OFSI Class AA Common Stock which represents 100% of the issued and outstanding OFSI Class AA Common Stock and are convertible at the option of the holder, subject to certain limitations, into 38,326.36 shares of OFSI Class A Common Stock. Each share of OFSI Class AA Common Stock is entitled to one vote for each share, and with the exception of dividend rights, the designations, powers, preferences and relative rights of shares of OFSI Class AA Common Stock are substantially the same as those associated with the shares of OFSI Class A Common Stock.
(8) Includes shares beneficially owned by Onex and OnCap Holdings Corp., with respect to which Mr. Schwartz may be deemed to be the beneficial owner.
(9) Certain Management Shareholders, including Messrs. Woelki, Bleckmann, O'Neill, Kay, Tolbert, Boyd, Woodside and Lee, who own an aggregate of 19,593,97 shares of OFSI Class A Common Stock (including 438.12 shares of OFSI Class A Common Stock which such Management Shareholders are entitled to sell to LSG) and 497.30 shares of OFSI Class B Common Stock have entered into the Management Shareholders' Agreement pursuant to which they have agreed to vote their shares in the same manner as the shares of OFSI Class A Common Stock and OFSI Class B Common Stock owned by Onex and its affiliates are voted.
(10) Excludes 38,326.36 shares of OFSI Class A Common Stock (and 38,326.36 shares of OFSI Class AA Common Stock) beneficially owned by LSG as to which Mr. Woelki, the Chairman of the Executive Board of LSG, disclaims beneficial ownership. Includes 36.04 shares of OFSI Class A Common Stock which Mr. Woelki has the right to sell to LSG.
(11) Excludes 38,326.36 shares of OFSI Class A Common Stock (and 38,326.36 shares of OFSI Class AA Common Stock) beneficially owned by LSG as to which Mr. Bleckmann, the Vice President Corporate Strategy/Business Development of LSG, disclaims beneficial ownership. Includes 3.01 shares of OFSI Class A Common Stock which Mr. Bleckmann has the right to sell to LSG.
(12) Includes 76.97 shares of OFSI Class A Common Stock which Mr. O'Neill has the right to sell to LSG.
(13) Includes 25.66 shares of OFSI Class A Common Stock which Mr. Kay has the right to sell to LSG.
(14) Includes 20.53 shares of OFSI Class A Common Stock which Mr. Tolbert has the right to sell to LSG.
(15) Includes 12.83 shares of OFSI Class A Common Stock which Mr. Boyd has a right to sell to LSG.
(16) Includes 51.31 shares of OFSI Class A Common Stock which Mr. Woodside has the right to sell to LSG.
(17) Shares of OFSI Class A Common Stock held by Mr. Altobello (and certain of his affiliates) are subject to the transfer restrictions set forth in the Management Shareholders' Agreement. See "Certain Relationships and Related Transactions -- Management Shareholders' Agreement."
(18) Includes 3.59 shares of OFSI Class A Common Stock which Mr. Lee has the right to sell to LSG.
(19) Includes 230.27 shares of OFSI Class A Common Stock which the directors and executive officers of SCIS and the Additional Registrants as a group have the right to sell to LSG.

      OFSI is the sole stockholder of SCIS. OFSI has pledged all of the issued and outstanding shares of SCIS to secure certain obligations under the Term Loan and the Revolving Credit Agreement. SCIS directly or indirectly owns all of the shares of capital stock of each Additional Registrant. SCIS (or a subsidiary thereof) has pledged all of the issued and outstanding shares of each such Additional Registrant to secure certain obligations under the Term Loan Agreement and the Revolving Credit Agreement.

      As a result of the foregoing relationships, Onex and its affiliates indirectly effectively control the affairs of OFSI, SCIS, Caterair, Sky Chefs, CII and the Additional Registrants. Therefore, Onex and its affiliates have the ability to determine the outcome of most corporate actions requiring stockholder approval (subject to LSG's rights under the LSG Stockholders' Agreement), including, among other things, the election of the board of directors of OFSI, SCIS and Caterair, the adoption of amendments to OFSI's, SCIS', Caterair's, Sky Chefs', CII's and each of the Additional Registrants' respective certificates of incorporation and the approval of mergers and sales of all or substantially all of OFSI's, SCIS' and Caterair's assets. Mr. Gerald W. Schwartz, the Chairman, President and Chief Executive Officer of Onex, owns stock with a majority of the voting power over Onex and its affiliates and, therefore, effectively controls (subject to LSG's rights under the LSG Stockholders' Agreement) the affairs of OFSI, SCIS and Caterair.

      All information with respect to beneficial ownership of OFSI's capital stock has been furnished by the respective stockholders of OFSI.

     In addition, as of March 30, 1998, Messrs. Schwartz, Rosen and Heersink beneficially owned 12,889,716, 108,972 and 2,500 subordinate voting shares of Onex ("Subordinate Voting Shares"), respectively, representing approximately 27.2% of the outstanding Subordinate Voting Shares in the case of Mr. Schwartz, and less than 1% of the outstanding Subordinate Voting Shares in the case of Messrs. Rosen and Heersink. All directors and executive officers of SCIS, Sky Chefs, CII and Caterair as a group owned 13,001,188 Subordinate Voting Shares, representing approximately 27.4% of the outstanding Subordinate Voting Shares. Subordinate Voting Shares beneficially owned includes shares which Mr. Rosen (63,000) may have the right to acquire through the exercise of options within 60 days (the options become exercisable in the event that the average market price of the Subordinate Voting Shares exceeds the exercise price of the options (Cdn. $13.25) by at least 25%). Mr. Schwartz also beneficially owns 100,000 multiple voting shares of Onex ("Multiple Voting Shares"), representing all of the outstanding Multiple Voting Shares. Subordinate Voting Shares carry one vote per share and as a class are entitled to 40% of the aggregate votes attached to all voting shares of Onex, to elect 40% of Onex's Board of Directors, and to appoint auditors. Multiple Voting Shares are entitled to elect 60% of Onex's Board of Directors and carry such number of votes in the aggregate as represents 60% of the aggregate votes attached to all voting shares of Onex. All information with respect to the beneficial ownership of Onex capital stock has been furnished by the respective stockholders of Onex.

Item 13. Certain Relationships and Related Transactions.

Onex Advisory and Transaction Fees

      In 1986, in connection with the acquisition of Sky Chefs from AMR by Onex and certain members of management, Sky Chefs and Onex entered into an agreement pursuant to which Sky Chefs is required to pay an annual management fee to Onex. The management fee paid by Sky Chefs to Onex during 1997 was $1.5 million. In addition, certain officers of Onex and its affiliates participate in Sky Chefs' employee benefit plans; during 1997, Sky Chefs received reimbursements from Onex and its affiliates for the cost of benefits provided aggregating approximately $37,000. The reimbursements received exceed the costs of benefits provided.

The Combination

      On September 29, 1995, OFSI, SCIS, Caterair and Caterair Holdings consummated the Combination whereby (i) SCIS, through Sky Chefs and CII, acquired, licensed, leased and subleased substantially all of the worldwide business and assets of Caterair, (ii) OFSI and an affiliate thereof exchanged common stock and OFSI Warrants for certain stock and debt held by Caterair Holdings' shareholders and creditor, as a result of which OFSI and its affiliate acquired more than 50% of the total outstanding voting shares, and 25% of the total outstanding nonvoting shares, of Caterair Holdings, (iii) SCIS and Caterair repaid approximately $392.3 million of Caterair's outstanding indebtedness (excluding accrued interest) and SCIS and its subsidiaries assumed certain other liabilities of Caterair, (iv) SCIS extended a $37.8 million loan to Caterair (which will mature in 2001, bears interest at 8% per annum (payable in kind) and is secured by a second priority lien), (v) Caterair Holdings' indebtedness was restructured and (vi) Caterair agreed not to compete with Sky Chefs in the airline catering business for a six-year term (expiring in 2001) and Sky Chefs agreed to pay Caterair $4.0 million per year in respect of such agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

      However, after consummation of the Combination, Caterair retained certain operations relating to customer contracts for which consents to assignment were not obtained. Such consents, with respect to these operations, were obtained during the second quarter of 1996 and such operations were leased, subleased and licensed to SCIS and its subsidiaries.

      In connection with the Combination, pursuant to the Domestic Leases, Sky Chefs and CII leased and subleased from Caterair substantially all of its domestic tangible assets for a six-year term (expiring in 2001). In the event that Caterair's lease of such assets was for less than six years, the applicable Domestic Lease is for such shorter period. Sky Chefs and CII each have options to purchase all or a portion of the assets of Caterair covered by the Domestic Leases for amounts determined under formulas in the Domestic Leases that were intended to result in exercise prices equal to the estimated fair market value of such assets at the time or times of exercise of any such options. The options are exercisable until the date which is 30 days after termination of the applicable Domestic Lease. It is not certain that such purchase options will be exercised. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

      In connection with the Combination, pursuant to the License Agreements, Sky Chefs and CII licensed Caterair's rights under certain customer contracts for a six-year term (expiring in 2001). Sky Chefs and CII each have options to purchase all or a portion of the customer contract rights covered by the License Agreements for amounts determined under formulas in the License Agreements that were intended to result in exercise prices equal to the estimated fair market value of such rights at the time or times of exercise of any such options. The options are exercisable at any time until the date which is 90 days after termination of the applicable License Agreement. It is not certain that such purchase options will be exercised. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

      In connection with the Combination, Caterair paid Marriott International, Inc. $4.2 million to satisfy Caterair Holdings' obligations relating to accrued payments under a non-competition agreement entered into in connection with the acquisition of Caterair in 1989. In addition, Caterair and OFSI agreed to pay approximately $4.8 million (plus interest thereon) to Marriott International, Inc. over a six-year period, which is the balance of amounts payable under such non-competition agreement. During 1997, payments to Marriott International, Inc. relating to the non-competition agreement were $0.7 million.

      At the time of the Combination, Caterair Holdings had approximately $343.4 million of outstanding indebtedness owing to Host Marriott Corporation, including a $280.0 million debenture (the "Holdings Debenture") issued in connection with the acquisition of Caterair in 1989. In connection with the consummation of the Combination, the Holdings Debenture was restructured to consist of a $236.2 million senior secured note (the "Holdings Secured Note") and an unsecured senior debenture (the "Holdings Unsecured Debenture") in an amount equal to $43.8 million. The Holdings Secured Note was secured by a bank certificate of deposit owned by Caterair Holdings in an amount sufficient to provide for the payment of the interest on and the principal of such Note. Following this restructuring, OFSI purchased the Holdings Unsecured Debenture and the unsecured debentures ("Interest Debentures") previously issued in payment of interest on the Holdings Debenture (approximately $63.4 million at June 30, 1995) from Host Marriott Corporation in exchange for 8,497.66 shares of OFSI Class A Common Stock and 8,937.56 OFSI Warrants. OFSI pledged the Holdings Unsecured Debenture to the lenders under the Senior Bank Financing as security for outstanding obligations of SCIS and its subsidiaries thereunder.

      In December 1995, OFSI sold the Holdings Unsecured Debenture and all of the then outstanding Interest Debentures to Renex Corporation ("Renex") for a purchase price of $4,181,100. Renex paid $250,000 in cash and $3,931,100 by issuing to OFSI a promissory note with a maturity date of December 15, 2001. Renex pledged the Holdings Unsecured Debenture to OFSI as security for its obligations under such promissory note. Contemporaneously with the sale of the Holdings Unsecured Debenture to Renex, Caynex, Inc., an affiliate of OFSI ("Caynex"), purchased, for a price of $310,000, an option to purchase the Holdings Unsecured Debenture from Renex at an exercise price of $4,675,000. Such option is exercisable by Caynex at any time until November 15, 2001. As security for its obligations to Caynex in connection with such option, Renex granted to Caynex a security interest in the Holdings Unsecured Debenture subordinate to the security interest held by OFSI in connection with the promissory note.

      On August 28, 1997, SCIS, Caterair, OFSI and Caterair Holdings entered into the Senior Bank Financing with certain lenders. Caterair, OFSI (on a limited basis), an affiliate of OFSI (on a limited basis) and certain subsidiaries of SCIS guaranteed SCIS' obligations under the Senior Bank Financing and SCIS, OFSI (on limited basis), an affiliate of OFSI (on a limited basis) and certain of subsidiaries of SCIS guaranteed Caterair's obligations thereunder. Additionally, Caterair (and Sky Chefs, CII and the other Additional Registrants) guaranteed SCIS' obligations under the Private Notes and the Exchange Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

      Subsequent to the consummation of the Combination, Caterair continued to provide airline catering services at certain kitchens where consents to the Combination had not been obtained. Sky Chefs and Caterair entered into a management services agreement with respect to the operations conducted at these kitchens whereby Caterair continued to operate such kitchens using its own employees with Sky Chefs providing management and administrative services in exchange for a management fee equal to 4.0% of the net sales from such kitchens and the reimbursement of expenses incurred in connection with the performance of such services. However, during the second quarter of 1996, Caterair obtained the necessary consents and on May 31, 1996 Sky Chefs leased/licensed such kitchens from Caterair pursuant to the Domestic Leases and the License Agreements.

      Subsequent to the consummation of the Combination, SCIS rendered certain corporate and administrative services for Caterair. During 1997, Caterair paid SCIS $0.5 million for such services.

LSG Lufthansa Service GmbH

      The following paragraphs summarize certain provisions of (i) the LSG Stockholders' Agreement, (ii) the Agreement, dated as of October 5, 1993, among Onex, Lufthansa and LSG, (iii) the Agreement, dated as of October 5, 1993, between LSG and Sky Chefs and (iv) the Arbitration Agreement, dated as of October 5, 1993, among Onex, OFSI, OnCap, OMI Quebec Inc., Sky Chefs, Lufthansa and LSG. SCIS believes that the following summary is accurate in all material respects.

      In late 1993, OFSI, Sky Chefs and affiliated companies entered into a series of transactions with LSG. Pursuant to a cooperation agreement, the Company and LSG generally conduct operations under the "LSG Lufthansa Service/SKY Chefs" name and logo and Sky Chefs and LSG agreed to cooperate in the marketing of their services on a coordinated basis and to offer each other the right to participate equally in the development of business in new geographic markets. The parties also agreed to not compete with each others' existing catering operations outside of the United States and the European Community. At the same time in 1993, LSG purchased approximately 23.3% of the OFSI Class A Common Stock from existing OFSI shareholders for a cash price of up to $75.0 million (all of which has been paid). LSG, OFSI and the principal stockholders of OFSI entered into the LSG Stockholders' Agreement pursuant to which LSG and such stockholders agreed to certain restrictions on the transfer of their shares of OFSI common stock and LSG was provided representation on the board of directors of OFSI and certain registration and preemptive rights. The LSG Stockholders' Agreement requires that certain actions by OFSI and its subsidiaries (including SCIS and Sky Chefs) be approved by at least one of the LSG representatives on the OFSI board of directors and, subject to certain limitations, that annual dividends be paid to LSG in stipulated amounts. OFSI is also entitled to representation on the Supervisory Board of LSG.

      In connection with the Combination, LSG was granted the option to acquire a 50% interest in the catering business acquired by SCIS from Caterair in Europe for a price to be negotiated on a basis consistent with the valuation of the entire Caterair business implicit in the Combination. This option has expired. However, LSG and SCIS are engaged in discussions with a view to reaching agreement for the sale by SCIS to LSG of 50% of SCIS' European catering business for a price estimated to be $50.0 million. There can be no assurance that such sale will occur or if it does occur as to the timing, price or other terms thereof.

      Certain OFSI stockholders granted LSG the option to acquire 2,595.20 shares of OFSI Class A Common Stock at an exercise price of $2,431.21 per share plus interest on the sale price from January 1, 1996 to March 29, 1996 (the "OFSI Stockholder Option"). OFSI also granted LSG the option to acquire 4,474.22 additional shares of OFSI Class A Common Stock, subject to adjustment, at an exercise price of $2,175.93 per share in the event the OFSI Warrants are exercised.

      On March 29, 1996, LSG purchased the 2,595.20 shares of OFSI Class A Common Stock subject to the OFSI Stockholder Option for an aggregate purchase price of $6,441,354.59 (including certain interest payments). Pursuant to the Management Shareholders' Agreement, Management Shareholders, including Messrs. Kay, O'Neill, Woodside and Woelki, will be entitled to participate in such sale to LSG by transferring the same percentage of the shares of OFSI Class A Common Stock owned thereby as the percentage of shares of OFSI Class A Common Stock held by Onex and its affiliates sold to LSG in exchange for a proportionate amount of the total consideration received in connection with the exercise of the OFSI Stockholder Option. Messrs. Kay, O'Neill, Woodside and Woelki may transfer 25.86, 76.97, 51.31 and 36.04 shares of OFSI Class A Common Stock, respectively, in exchange for consideration of $64,185, $191,042, $127,353 and $89,452, respectively.

      During 1997, OFSI paid an aggregate of $3,997,000 in dividends to LSG in respect of the OFSI Class AA Common Stock owned by LSG.

      During 1997, catering sales by Sky Chefs to Lufthansa were approximately $31.1 million. Accounts receivable due to Sky Chefs from Lufthansa were approximately $3.4 million at December 31, 1997.

OFSI Securityholders' Agreement

      In connection with the Combination, OFSI, an affiliate of OFSI and certain Caterair Holdings stockholders (the "Securityholders") who received OFSI Class A Common Stock and warrants ("OFSI Warrants") to acquire OFSI Class A Common Stock entered into a securityholders agreement (the "OFSI Securityholders' Agreement") which provided limitations on transferability, co-sale rights, "drag-along" obligations, registration rights and put/call arrangements with respect to such OFSI Class A Common Stock and OFSI Warrants. Prior to June 30, 1997, Onex U.S. LLC, an affiliate of OFSI and Onex, purchased substantially all of the OFSI Class A Common Stock and OFSI Warrants from such Securityholders and, subject to a limited exception, the OFSI Securityholders' Agreement was terminated with respect to each Securityholder, and Onex U.S. LLC became a party to the OFSI Securityholders' Agreement.

      The OFSI Securityholders' Agreement provides Onex U.S. LLC with demand and "piggy-back" registration rights relating to the OFSI Class A Common Stock and OFSI Warrants acquired from the Securityholders in certain circumstances. However, if Onex U.S. LLC exercises its right to demand a registration, in lieu of acceding to such demand, OFSI may purchase the OFSI Class A Common Stock and OFSI Warrants which are subject of such demand at their fair market value less an amount equal to certain selling expenses. In the event that as of September 29, 2000 there has not been an initial public offering of OFSI's equity securities meeting certain criteria, Onex U.S. LLC shall have the right to cause OFSI to purchase all of the OFSI Class A Common Stock that Onex U.S. LLC purchased from the Securityholders (excluding OFSI Class A Common Stock acquired under OFSI Warrants) at the fair market value thereof less an amount equal to certain selling expenses. If OFSI is unable to purchase all of the OFSI Class A Common Stock which it would otherwise be required to purchase due to covenants in the agreements relating to the debt of OFSI or SCIS, then OFSI will be obligated to purchase as many shares of OFSI Class A Common Stock as it is then permitted to purchase and its obligations to purchase any remaining shares will be deferred until such time as OFSI is permitted to purchase such shares. Interest will accrue on the unpaid amounts at a specified rate.

      The OFSI Securityholders' Agreement terminates on the earlier of the date on which Onex affiliates cease to hold 50% of the outstanding capital stock of OFSI and December 31, 2002. Certain of the provisions thereof terminate upon the occurrence of an initial public offering of OFSI's equity securities meeting certain criteria.

      Onex U.S. LLC acquired from the Securityholders 11,367.36 shares of OFSI Class A Common Stock and OFSI Warrants to purchase an aggregate of 13,586.99 shares of OFSI Class A Common Stock, subject to adjustment. The exercise price of the OFSI Warrants is $3,109 per share, subject to adjustment. The OFSI Warrants expire on September 29, 2000.

OFSI Loans

      OFSI has provided financing to members of management and certain directors of Sky Chefs, including Messrs. O'Neill, Kay, Tolbert, Boyd, Woodside, Woelki and Lee, for all or a portion of the purchase price for the acquisition of shares of common stock from OFSI. Such loans are fully recourse to the borrower, secured by the shares purchased and bear interest at the prevailing applicable federal rate.

Management Shareholders' Agreement

      The following summarizes certain material provisions of the Management Shareholders' Agreement, dated as of May 29, 1986, as amended, among OFSI, an affiliate of Onex and certain employees and directors of SCIS and Sky Chefs. SCIS believes that the following summary is accurate in all material respects.

      The Management Shareholders' Agreement governs the manner and means by which the OFSI common stock held by the Management Shareholders may be transferred, voted and otherwise dealt with. Pursuant to such Agreement, at any time after OFSI's capital stock is registered under the Securities Exchange Act of 1934, as amended, a Management Shareholder will be permitted, subject to specified time and volume limitations, to sell shares of OFSI Class A Common Stock held by him through the public market but such Management Shareholder must first offer OFSI the opportunity to purchase such OFSI common stock. In the event a Management Shareholder ceases to be a full-time employee of Sky Chefs or a subsidiary thereof, Onex or an affiliate thereof shall purchase such Management Shareholder's OFSI Class A Common Stock. In connection with such purchase, Onex or its affiliates shall also have the option to purchase the OFSI Class B Common Stock of such holder. Pursuant to the Management Shareholders' Agreement, each Management Shareholder is required to vote his OFSI Common Stock in the same manner as the shares of OFSI Common Stock owned by Onex and its affiliates are voted on the election of directors and on all other matters which are submitted to a vote (or consent in lieu of voting) of OFSI's stockholders.

      The Management Shareholders' Agreement also provides the Management Shareholders with the option to participate on a pro rata basis with Onex and its affiliates in sales to third parties of shares of OFSI common stock. The Management Shareholders' Agreement provides Onex and its affiliates the right to compel the participation of the Management Shareholders in sales of OFSI common stock.

      In addition to the above-described provisions, the Management Shareholders' Agreement contains provisions which provide the Management Shareholders with registration rights in certain circumstances as well as provisions which prevent the dilution of the Management Shareholders' respective holdings of the OFSI common stock in the event OFSI intends to sell additional equity securities to Onex or its affiliates. Under the Management Shareholders' Agreement, OFSI may not engage in certain business combination transactions unless certain conditions are fulfilled.

      The Management Shareholders' Agreement will terminate if Onex and its affiliates cease to hold, in the aggregate, 30% of the outstanding capital stock of OFSI and the provisions governing the voting of the Management Shareholders' OFSI common stock terminate on December 3, 2003.

Repurchase of OFSI Class B Common Stock

      During August 1997, OFSI repurchased 219.30 shares of OFSI Class B Common Stock from Mr. O'Neill for an aggregate price of $1,176,764.

Transactions with Certain Caterair Persons

      Daniel J. Altobello. Concurrently with the consummation of the Combination, Daniel J. Altobello entered into an employment contract with OFSI. Such employment agreement, as amended, expires on September 30, 2000. The agreement, as amended, provides that Mr. Altobello, as Chairman of the Board of OFSI and an officer of certain related companies, shall receive an annual salary of $150,000 and certain fringe benefits.

      In connection with the Combination, Mr. Altobello and the Altobello Family Limited Partnership exchanged all of the shares of common and preferred stock of Caterair Holdings held by them for 435.71 shares of OFSI Class A Common Stock. Mr. Altobello's employment contract provides that Mr. Altobello shall hold such shares subject to certain restrictions on transfer contained in the Management Shareholders' Agreement. On February 27, 1997, the Altobello Family Limited Partnership (of which Mr. Altobello is the general partner) sold 420.90 shares of OFSI Class A Common Stock to Onex U.S. LLC for $877,997.40.

      Angelo D. Bizzarro. Prior to the consummation of the Combination, Angelo
D. Bizzarro was a director of each of Caterair and Caterair Holdings; in connection with the Combination, he resigned from such positions and entered into a three-year employment contract with CII to serve as President and Chief Executive Officer of CII. Under such agreement, Mr. Bizzarro received an annual salary of $295,000, an annual cash benefit allowance of $25,000, a bonus ranging between 45% and 90% of his salary and certain benefits. Mr. Bizzarro resigned during March 1997.

      The Company believes that each of the transactions involving OFSI, SCIS, Sky Chefs or CII, as applicable, described under the caption "Certain Relationships and Related Transactions" were on terms no less favorable to OFSI, SCIS, Sky Chefs or CII, as applicable, than could have been obtained with unrelated third parties.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) 1. and 2.  Financial Statements.

      The financial statements set forth in the Index to Financial Statements on page F-1 are filed as part of this Annual Report on Form 10-K. All schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

          3.  See subitem (c) below.

      (b)   Reports on Form 8-K.

      No reports on Form 8-K have been filed during the last quarter of the period covered by this Annual Report on Form 10-K.

      (c)   List of Exhibits.

  Exhibit
  Number                            Description of Exhibit

   2.1 Master Agreement, dated as of April 26, 1995, among Onex Food Services, Inc., Caterair Holdings Corporation and Caterair International Corporation. Incorporated by reference to Exhibit
                 2.1 of SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

 2.1.1 Amendment No. 1, dated as of September 29, 1995, to Master Agreement, dated as of April 26, 1995, among Onex Food Services, Inc., Caterair Holdings Corporation and Caterair International Corporation. Incorporated by reference to Exhibit
                 2.1.1 of SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

   2.2 Sublease Agreement, dated as of September 29, 1995, between Sky Chefs, Inc. and Caterair International Corporation, together with Schedule of additional Subleases between such parties. Incorporated by reference to Exhibit 10.26 of SC International Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

   2.3 Sublease Agreement, dated as of September 29, 1995, between Caterair International, Inc. (II) and Caterair International Corporation, together with Schedule of additional Subleases between such parties. Incorporated by reference to Exhibit
                 10.27 of SC International Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

   2.4 License Agreement, dated as of September 29, 1995, between Sky Chefs, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit 10.24 of SC International Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

   2.5 License Agreement, dated as of September 29, 1995, between Caterair International, Inc. (II) and Caterair International Corporation. Incorporated by reference to Exhibit 10.25 of SC International Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

  Exhibit
  Number                            Description of Exhibit

   3.1           Certificate of Incorporation of SC International Services, Inc.
                 Incorporated by reference to Exhibit 3.1 of SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

   3.2           Amended and Restated Bylaws of SC International Services, Inc.
                 Incorporated by reference to Exhibit 3.2 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.3 Amended and Restated Certificate of Incorporation of Sky Chefs, Inc. Incorporated by reference to Exhibit 3.3 of Amendment No. 3 to SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

   3.4           Bylaws of Sky Chefs, Inc. Incorporated by reference to Exhibit
                 3.4 of Amendment No. 3 to SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

   3.5           Certificate of Incorporation of Caterair International, Inc.
                 (II). Incorporated by reference to Exhibit 3.5 of SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

   3.6 Bylaws of Caterair International, Inc. (II). Incorporated by reference to Exhibit 3.6 of SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

   3.7           Certificate of Incorporation of Arlington Services, Inc.
                 Incorporated by reference to Exhibit 3.9 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.8           Bylaws of Arlington Services, Inc. Incorporated by reference to
                 Exhibit 3.10 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.9 Certificate of Incorporation of Arlington Services Holding Corporation. Incorporated by reference to Exhibit 3.11 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.10 Bylaws of Arlington Services Holding Corporation. Incorporated by reference to Exhibit 3.12 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.11 Certificate of Incorporation of JFK Caterers, Inc. Incorporated by reference to Exhibit 3.13 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.12          Bylaws of JFK Caterers, Inc. Incorporated by reference to
                 Exhibit 3.14 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.13 Certificate of Incorporation of Caterair Consulting Services Corporation. Incorporated by reference to Exhibit 3.15 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.14          Bylaws of Caterair Consulting Services Corporation.
                 Incorporated by reference to Exhibit 3.16 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

  Exhibit
  Number                            Description of Exhibit

   3.15          Certificate of Incorporation of Western Aire Chef, Inc.
                 Incorporated by reference to Exhibit 3.17 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.16          Bylaws of Western Aire Chef, Inc. Incorporated by reference to
                 Exhibit 3.18 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.17          Certificate of Incorporation of Bethesda Services, Inc.
                 Incorporated by reference to Exhibit 3.19 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.18          Bylaws of Bethesda Services, Inc. Incorporated by reference to
                 Exhibit 3.20 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.19          Certificate of Incorporation of Caterair New Zealand Limited.
                 Incorporated by reference to Exhibit 3.21 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.20 Bylaws of Caterair New Zealand Limited. Incorporated by reference to Exhibit 3.22 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.21          Certificate of Incorporation of Onex Ohio Finance Corp.
                 Incorporated by reference to Exhibit 3.23 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.22          Bylaws of Onex Ohio Finance Corp. Incorporated by reference to
                 Exhibit 3.24 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.23          Certificate of Incorporation of Onex Ohio Finance Corp. II.
                 Incorporated by reference to Exhibit 3.25 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.24 Bylaws of Onex Ohio Finance Corp. II. Incorporated by reference to Exhibit 3.26 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.25          Certificate of Incorporation of Onex Ohio Equity Corp.
                 Incorporated by reference to Exhibit 3.27 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.26          Bylaws of Onex Ohio Equity Corp. Incorporated by reference to
                 Exhibit 3.28 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.27          Certificate of Incorporation of Onex Ohio Equity Corp. II.
                 Incorporated by reference to Exhibit 3.29 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

  Exhibit
  Number                            Description of Exhibit

   3.28 Bylaws of Onex Ohio Equity Corp. II. Incorporated by reference to Exhibit 3.30 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.29          Certificate of Incorporation of Onex Ohio Credit Corp.
                 Incorporated by reference to Exhibit 3.31 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.30          Bylaws of Onex Ohio Credit Corp. Incorporated by reference to
                 Exhibit 3.32 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.31          Certificate of Incorporation of Onex Ohio Credit Corp. II.
                 Incorporated by reference to Exhibit 3.33 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.32 Bylaws of Onex Ohio Credit Corp. II. Incorporated by reference to Exhibit 3.34 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.33 Certificate of Incorporation of Onex Ohio Acceptance Corporation. Incorporated by reference to Exhibit 3.35 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.34 Bylaws of Onex Ohio Acceptance Corporation. Incorporated by reference to Exhibit 3.36 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.35          Certificate of Incorporation of Onex Ohio Capital Corp.
                 Incorporated by reference to Exhibit 3.37 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.36          Bylaws of Onex Ohio Capital Corp. Incorporated by reference to
                 Exhibit 3.38 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.37          Certificate of Incorporation of Onex Ohio Capital Corp. II.
                 Incorporated by reference to Exhibit 3.39 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.38 Bylaws of Onex Ohio Capital Corp. II. Incorporated by reference to Exhibit 3.40 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.39          Certificate of Incorporation of Onex Ohio Fiscal Corp.
                 Incorporated by reference to Exhibit 3.41 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.40          Bylaws of Onex Ohio Fiscal Corp. Incorporated by reference to
                 Exhibit 3.42 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

  Exhibit
  Number                            Description of Exhibit

   3.41          Certificate of Incorporation of Onex Ohio Fiscal Corp. II.
                 Incorporated by reference to Exhibit 3.43 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.42 Bylaws of Onex Ohio Fiscal Corp. II. Incorporated by reference to Exhibit 3.44 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.43          Certificate of Incorporation of Onex Ohio Funds Corp.
                 Incorporated by reference to Exhibit 3.45 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.44          Bylaws of Onex Ohio Funds Corp. Incorporated by reference to
                 Exhibit 3.46 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.45          Certificate of Incorporation of Onex Ohio Funds Corp. II.
                 Incorporated by reference to Exhibit 3.47 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.46 Bylaws of Onex Ohio Funds Corp. II. Incorporated by reference to Exhibit 3.48 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.47 Certificate of Incorporation of Caterair International Transition Corporation. Incorporated by reference to Exhibit
                 3.49 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.48          Bylaws of Caterair International Transition Corporation.
                 Incorporated by reference to Exhibit 3.50 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.49          Certificate of Incorporation of Sky Chefs International Corp.
                 Incorporated by reference to Exhibit 3.51 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.50 Bylaws of Sky Chefs International Corp. Incorporated by reference to Exhibit 3.52 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.51 Certificate of Incorporation of Caterair Airport Properties, Inc. Incorporated by reference to Exhibit 3.53 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.52 Bylaws of Caterair Airport Properties, Inc. Incorporated by reference to Exhibit 3.54 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.53 Certificate of Incorporation of Caterair St. Thomas Holdings Corporation. Incorporated by reference to Exhibit 3.55 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

  Exhibit
  Number                            Description of Exhibit

   3.54          Bylaws of Caterair St. Thomas Holdings Corporation.
                 Incorporated by reference to Exhibit 3.56 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.55          Certificate of Incorporation of Sky Chefs Argentine Inc.
                 Incorporated by reference to Exhibit 3.57 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.56          Bylaws of Sky Chefs Argentine Inc. Incorporated by reference to
                 Exhibit 3.58 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   4.1 Indenture, dated August 28, 1997, among SC International Services, Inc., as Issuer, The Bank of New York, as Trustee, and the Guarantors named therein. Incorporated by reference to
                 Exhibit 4.1 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.1 Purchase Agreement, dated as of August 22, 1997, among SC International Services, Inc., the Guarantors named therein, and BT Securities Corporation, J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation, Goldman, Sachs & Co., Smith Barney, Inc. and Bankers Trust International PLC, as Initial Purchasers. Incorporated by reference to Exhibit 10.1 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.2 Registration Rights Agreement, dated as of August 28, 1997, among SC International Services, Inc., the Guarantors named therein, and BT Securities Corporation, J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation, Goldman, Sachs & Co., Smith Barney, Inc., and Bankers Trust International PLC. Incorporated by reference to Exhibit 10.2 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.3 Dealer Manager Agreement, dated August 25, 1997, among SC International Services, Inc., Sky Chefs, Inc., Caterair International, Inc. (II), Caterair International Corporation and BT Securities Corporation. Incorporated by reference to
                 Exhibit 10.3 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.4 Depositary Agreement, dated as of August 25, 1997, between SC International Services, Inc. and The Bank of New York, as Depositary. Incorporated by reference to Exhibit 10.4 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.5 Exchange Agent Agreement , dated December 29, 1997, between SC International Services, Inc. and The Bank of New York, as Exchange Agent.

   10.6 Marriott Noncompetition Agreement, dated as of December 15, 1989, among Marriott Corporation, Host International, Inc., Caterair Holdings Corporation and Caterair International Corporation. Incorporated by reference to Exhibit 10.25 of Caterair International Corporation's Registration Statement on Form S-l, Registration No. 33-31309.

   10.7 Consulting Agreement, dated as of September 29, 1995, between Frederic V. Malek and SC International Services, Inc. Incorporated by reference to Exhibit 10.1 of SC International Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

  Exhibit
  Number                            Description of Exhibit

   10.8 Agreement, dated as of October 5, 1993, among Onex Corporation, Deutsche Lufthansa Aktiengesellschaft and LSG Lufthansa Service GmbH. Incorporated by reference to Exhibit 10.2 of SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

   10.9 Cooperation Agreement, dated as of October 5, 1993, between LSG Lufthansa Service GmbH and Sky Chefs, Inc. Incorporated by reference to Exhibit 10.3 of SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

   10.10 Consent Agreement, dated as of April 20, 1995, among Onex Corporation, Onex Food Services, Inc., OnCap Holdings U.S., Inc., Sky Chefs, Inc. and LSG Lufthansa Service GmbH. Incorporated by reference to Exhibit 10.3.1 of Amendment No. 2 to SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

   10.11 Consent Agreement, dated as of April 20, 1995, among OnCap Holdings U.S., Inc., OMI Quebec Inc., Onex Food Services, Inc. and LSG Lufthansa Service GmbH. Incorporated by reference to
                 Exhibit 10.4.1 of Amendment No. 2 to SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

   10.12 Consent Agreement, dated as of April 20, 1995, among Onex Corporation, Onex Food Services, Inc., OnCap Holdings U.S., Inc., Sky Chefs, Inc. and LSG Lufthansa Service GmbH. Incorporated by reference to Exhibit 10.4.2 of Amendment No. 2 to SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

   10.13 Exchange Agreement and Amendment to Stockholders' Agreement, dated as of December 28, 1996, among Onex Food Services, Inc., LSG Lufthansa Service GmbH and LSG Lufthansa Service USA Corporation. Incorporated by reference to Exhibit 10.13 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.14 Stockholders' Agreement, dated as of December 6, 1993, among Onex Corporation, Onex Food Services, Inc., OnCap Holdings U.S., Inc., OMI Quebec Inc., LSG Lufthansa Service GmbH and LSG Lufthansa Service USA Corporation. Incorporated by reference to
                 Exhibit 10.4 of SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

   10.15 Arbitration Agreement, dated as of October 5, 1993, among Onex Corporation, Onex' Food Services, Inc., OnCap Holdings U.S., Inc., OMI Quebec Inc., Sky Chefs, Inc. Deutsche Lufthansa Aktiengesellschaft and LSG Lufthansa Service GmbH. Incorporated by reference to Exhibit 10.5 of SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

   10.16 Master National Agreement, dated August 22, 1969, between Sky Chefs, Inc. and Hotel Employees and Restaurant Employees International Union. Incorporated by reference to Exhibit 10.8 of Amendment No. 1 to SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

   10.17         Sky Chefs, Inc. Supplemental Executive Retirement Plan.
                 Incorporated by reference to Exhibit 10.13 of SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

  Exhibit
  Number                            Description of Exhibit

   10.18 Sky Chefs, Inc. Performance Reward Plan. Incorporated by reference to Exhibit 10.13 of Amendment No. 1 to SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

   10.19 Employment Agreement, dated as of January 1, 1997, between James J. O'Neill and Onex Food Services, Inc. Incorporated by reference to Exhibit 10.19 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.20 Employment Agreement, dated as of January 1, 1997, between Michael Z. Kay and Sky Chefs, Inc. Incorporated by reference to
                 Exhibit 10.20 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.21 Employment Agreement, dated as of January 1, 1997, between Patrick W. Tolbert and Sky Chefs, Inc. Incorporated by reference to Exhibit 10.21 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.22 Employment Agreement, dated as of January 1, 1997, between Randall C. Boyd and Sky Chefs, Inc. Incorporated by reference to Exhibit 10.22 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.23 Management Advisory Agreement, dated as of September 29, 1995, between OMI Partnership Holdings Ltd. and SC International Services Inc. Incorporated by reference to Exhibit 10.26 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.24 Credit Agreement, dated as of September 29, 1995, and amended and restated as of August 28, 1997, among SC International Services, Inc., as borrower, Onex Food Services, Inc., Caterair Holdings Corporation, Caterair International Corporation, the guarantors named therein, the lenders party thereto from time to time, Bankers Trust Company and J.P. Morgan Securities, Inc., as co-arrangers, Bankers Trust Company, as syndication agent, The Bank of New York, as co-agent, and Morgan Guaranty Trust Company of New York, as administrative agent. Incorporated by reference to Exhibit 10.34 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.25 Term Loan Agreement, dated as of August 28, 1997, among Caterair International Corporation and SC International Services, Inc., as borrowers, the guarantors named therein, the lenders party thereto from time to time, Bankers Trust Company and J.P. Morgan Securities Inc., as co-arrangers, Bankers Trust Company, as syndication agent, and Morgan Guaranty Trust Company of New York, as administrative agent. Incorporated by reference to Exhibit 10.35 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.26 Tax Sharing Agreement, dated as of September 29, 1995, among Onex Food Services, Inc., Sky Chefs, Inc. and Caterair International, Inc. (II). Incorporated by reference to Exhibit
                 10.22 of SC International Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

   10.27 Shareholders' Agreement, dated as of May 29, 1986, as amended, among Onex Food Services, Inc., an affiliate of Onex Corporation and certain employees of Sky Chefs, Inc. Incorporated by reference to Exhibit 10.37 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

  Exhibit
  Number                            Description of Exhibit

   10.28 Acquisition Agreement, dated as of November 30, 1995, between LSG Lufthansa Service USA Corporation and Sky Chefs, Inc. Incorporated by reference to Exhibit 10.38 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.29 Acquisition Agreement, dated as of August 14, 1995, between LSG Lufthansa Service USA Corporation and Sky Chefs, Inc. Incorporated by reference to Exhibit 10.39 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.30 Acquisition Agreement, dated July 18, 1997, between Caterair International, Inc. (II) and Sky Chefs, Inc. Incorporated by reference to Exhibit 10.40 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.31 Acquisition Agreement, dated as of August 29, 1997, between Caterair International, Inc. (II) and Sky Chefs, Inc. Incorporated by reference to Exhibit 10.41 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.32 Acquisition Agreement, dated as of January 23, 1998, between Caterair International, Inc. (II) and Sky Chefs, Inc.

   10.33 Securityholder's Agreement, dated as of September 29, 1995, among Onex Food Services, Inc., Onex U.S. LLC and OnCap Holdings U.S., Inc. Incorporated by reference to Exhibit 10.20 of SC International Services Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

   10.34 Warrant Agreement, dated as of September 29, 1995, between Onex Food Services, Inc., and the holders of warrants issued thereunder. Incorporated by reference to Exhibit 10.21 of SC International Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

   10.35 Lease Agreement, dated as of May 15, 1993, between TriNet Essential Facilities X, Inc. and Caterair International Corporation, together with Schedule of additional Lease Agreements between such parties. Incorporated by reference to
                 Exhibit 10.27 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.35.1 First Amendment to Lease Agreement, dated as of September 22, 1995, between TriNet Essential Facilities X, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
                 10.27.1 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 33-37475.

   10.35.2 Second Amendment to Lease Agreement, dated as of December 1, 1995, between TriNet Essential Facilities X, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
                 10.27.2 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.35.3 Third Amendment to Lease Agreement, dated as of June 1, 1996, between TriNet Essential Facilities X, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
                 10.27.3 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

  Exhibit
  Number                            Description of Exhibit

   10.35.4 Fourth Amendment to Lease Agreement, dated as of December 23, 1996, between TriNet Essential Facilities X, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
                 10.27.4 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.35.5 Fifth Amendment to Lease Agreement, dated as of June 23, 1997, between TriNet Essential Facilities X, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
                 10.27.5 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.35.6 Sixth Amendment to Lease Agreement, dated as of August 22, 1997, between TriNet Essential Facilities X, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
                 10.27.6 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.35.7 Limited Waiver, dated as of August 22, 1997, by TriNet Essential Facilities VIII R, Inc., in favor of Caterair International Corporation. Incorporated by reference to Exhibit
                 10.27.7 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

   10.36 Lease Agreement, dated as of May 15, 1993, between TriNet Essential Facilities VIII R, Inc. and Caterair International Corporation, together with Schedule of additional Lease Agreements between such parties. Incorporated by reference to
                 Exhibit 10.28 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.36.1 First Amendment to Lease Agreement, dated as of September 22, 1995, between TriNet Essential Facilities VIII R, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit 10.28.1 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.36.2 Second Amendment to Lease Agreement, dated as of December 1, 1995 between TriNet Essential Facilities VIII R, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit 10.28.2 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.36.3 Third Amendment to Lease Agreement, dated as of June 1, 1996, between TriNet Essential Facilities VIII R, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
                 10.28.3 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.36.4 Fourth Amendment to Lease Agreement, dated as of December 23, 1996, between TriNet Essential Facilities VIII R, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit 10.28.4 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.36.5 Fifth Amendment to Lease Agreement, dated as of June 23, 1997, between TriNet Essential Facilities VIII R, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
                 10.28.5 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

  Exhibit
  Number                            Description of Exhibit

   10.36.6 Sixth Amendment to Lease Agreement, dated as of August 22, 1997, between TriNet Essential Facilities VIII R, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit 10.28.6 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.36.7 Limited Waiver, dated as of August 22, 1997, by TriNet Essential Facilities VIII R, Inc. in favor of Caterair International Corporation. Incorporated by reference to Exhibit
                 10.28.7 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.37 Guaranty, dated as of September 22, 1995, by SC International Services, Inc., Sky Chefs, Inc., Onex Food Services, Inc. and Caterair International, Inc. (II) for the benefit of TriNet Essential Facilities VIII R, Inc. Incorporated by reference to
                 Exhibit 10.29 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.38 Guaranty, dated as of September 22, 1995, by SC International Services, Inc., Sky Chefs, Inc., Onex Food Services, Inc. and Caterair International, Inc. (II) for the benefit of TriNet Essential Facilities X, Inc. Incorporated by reference to
                 Exhibit 10.30 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.39 Indenture, dated as of September 15, 1995, among SC International Services, Inc., as Issuer, the guarantors named therein, and The Bank of New York, as trustee, relating to SC International Services, Inc.'s 13% Senior Subordinated Notes due 2005, with form of Senior Subordinated Note and Guarantee included therewith. Incorporated by reference to Exhibit No.
                 10.23 of SC International Services, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

   10.40 Phantom Stock Plan for Management Employees of Onex Food Services, Inc. and its Subsidiaries. Incorporated by reference to Exhibit 10.16 of SC International Services, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

   10.41 Promissory Note, dated September 29, 1995, by Caterair International Corporation payable to the order of SC International Services, Inc. Incorporated by reference to
                 Exhibit 10.29 of SC International Services, Inc's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

   10.42 Noncompetition Agreement, dated as of September 29, 1995, between Caterair International Corporation and Sky Chefs, Inc. Incorporated by reference to Exhibit 10.28 of SC International Services, Inc's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

   10.43 Caterair Key Employee Retention Plan. Incorporated by reference to Exhibit 10.11 of SC International Services, Inc.'s Registration Statement on Form S-1, Registration No. 33-94572.

   10.44         Amendment No. 1 to Caterair Key Employee Retention Plan.
                 Incorporated by reference to Exhibit No. 10.11.1 of SC International Services, Inc.'s Registration Statement on Form S-1, Registration No. 33-94572.

  Exhibit
  Number                            Description of Exhibit

   10.45         Caterair International Corporation Transition Severance Plan.
                 Incorporated by reference to Exhibit 10.26 of SC International Services, Inc.'s Registration Statement on Form S-1, Registration No. 33-94572.

   10.46 Caterair Noncompetition Agreement, dated as of December 15, 1989, among Marriott Corporation, Host International, Inc., Caterair Holdings Corporation and Caterair International Corporation. Incorporated by reference to Exhibit 24 of Caterair International Corporation's Registration Statement on Form S-1, Registration Statement No. 33-31309.

   10.47 Acquisition Agreement, dated as of March 19, 1998, between Caterair International, Inc. (II) and Sky Chefs, Inc.

   21.1          Subsidiaries of the Registrants. Incorporated by reference to
                 Exhibit 21.1 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Statement No. 333-37475.

   27.1          Financial Data Schedules for SC International Services, Inc.
                 and consolidated subsidiaries for the fiscal year ended December 31, 1997.

   99 Item 8 of Caterair International Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 on pages F-1 through F-22 thereof.

            SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

            No annual report to security-holders covering the registrant's last fiscal year or proxy statement, form of proxy or other soliciting materials with respect to any annual or other meeting of securityholders has been sent to any of the registrant's securityholders.

                         INDEX TO FINANCIAL STATEMENTS


                                                                        Page
                                                                        ----

SC International Services, Inc. and Subsidiaries:

     Report of Independent Accountants for the three years in
      the period ended December 31, 1997..............................   F-2

     Consolidated Balance Sheets as of December 31, 1997 and 1996.....   F-3

     Consolidated Statements of Operations for each of the three years
      in the period ended December 31, 1997...........................   F-4

     Consolidated Statements of Shareholder's Equity for each of the
      three years in the period ended December 31, 1997...............   F-5

     Consolidated Statements of Cash Flows for each of the three years
      in the period ended December 31, 1997...........................   F-6

     Notes to Consolidated Financial Statements.......................   F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
SC International Services, Inc.:

We have audited the accompanying consolidated balance sheets of SC International Services, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SC International Services, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                        /s/ Coopers & Lybrand L.L.P.





Dallas, Texas
February 12, 1998, except for Note 20, as to which the date is March 6, 1998.

                 SC INTERNATIONAL SERVICES, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands, Except Share Data)

                                                                                                December 31,
                                                                                         ---------------------------
                                        ASSETS                                              1997             1996
                                                                                         ---------        ---------
Current assets:
     Cash and cash equivalents                                                           $  23,210        $  43,317
     Accounts and notes receivable (net of allowance for doubtful
         accounts of $14,365 in 1997 and $14,314 in 1996)                                  161,471          148,409
     Tax refunds receivable from parent                                                       --              1,893
     Inventories                                                                            19,761           18,150
     Deferred income taxes                                                                   8,915            7,105
     Prepaid expenses                                                                       18,406           17,104
                                                                                         ---------        ---------

         Total current assets                                                              231,763          235,978

Property and equipment, net                                                                196,138          190,606
Goodwill and intangible assets, net                                                        249,142          245,224
Loan to affiliate                                                                           44,965           41,634
Deferred income taxes                                                                       58,554           45,806
Other assets                                                                                79,357           81,867
                                                                                         ---------        ---------

         Total assets                                                                    $ 859,919        $ 841,115
                                                                                         =========        =========

                         LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
     Accounts payable                                                                    $  68,493        $  68,912
     Accrued expenses                                                                      179,015          174,723
     Taxes payable to parent                                                                 1,402             --
     Payable to affiliate                                                                    3,970            4,505
     Current portion of long-term debt                                                       5,214           15,682
     Current portion of obligations under capital leases                                       383              634
                                                                                         ---------        ---------

         Total current liabilities                                                         258,477          264,456

Obligations under capital leases                                                            29,829           29,757
Long-term debt                                                                             391,478          334,156
Other long-term liabilities                                                                162,327          156,397
                                                                                         ---------        ---------

         Total liabilities                                                                 842,111          784,766
                                                                                         ---------        ---------

Minority interest                                                                           10,386            9,618
                                                                                         ---------        ---------

Commitments and contingencies                                                                 --               --

Shareholder's equity:
     Common stock,  $.01 par value; 3,000 shares authorized, 100 shares issued and            --               --
         outstanding at December 31, 1997 and 1996
     Additional paid-in capital                                                             59,579           59,579
     Cumulative translation adjustment                                                      (5,437)          (3,797)
     Minimum pension liability adjustment                                                     (714)            (330)
     Accumulated deficit                                                                   (46,006)          (8,721)
                                                                                         ---------        ---------

         Total shareholder's equity                                                          7,422           46,731
                                                                                         ---------        ---------

              Total liabilities and shareholder's equity                                 $ 859,919        $ 841,115
                                                                                         =========        =========


   The accompanying notes are an integral part of the consolidated financial statements.

                SC INTERNATIONAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)

                                                                                 Year Ended December 31,
                                                                   -------------------------------------------------
                                                                       1997               1996             1995
                                                                   -----------        -----------        ---------
Revenues                                                           $ 1,602,823        $ 1,529,816        $ 739,102
                                                                   -----------        -----------        ---------

Costs and expenses:
     Cost of operations                                              1,444,189          1,376,080          664,257
     Depreciation and amortization                                      42,192             37,928           21,338
     Selling, general and administrative                                52,397             48,854           28,076
     Integration expenses                                               17,990             30,361           28,644
                                                                   -----------        -----------        ---------

         Total costs and expenses                                    1,556,768          1,493,223          742,315
                                                                   -----------        -----------        ---------

Operating income (loss)                                                 46,055             36,593           (3,213)
                                                                   -----------        -----------        ---------

Other income (expense):
     Interest income                                                     6,549              7,896            2,458
     Interest expense                                                  (52,357)           (50,431)         (19,715)
     Minority interest                                                  (5,643)            (3,013)          (1,117)
     Other                                                              (5,871)            (1,666)            (982)
                                                                   -----------        -----------        ---------

         Total other expense                                           (57,322)           (47,214)         (19,356)
                                                                   -----------        -----------        ---------

Loss before income taxes and extraordinary item                        (11,267)           (10,621)         (22,569)

Provision (benefit) for income taxes                                     5,273                420           (6,525)

Extraordinary loss from early extinguishment of debt, net of
     tax of $13,830                                                    (20,745)              --               --
                                                                   -----------        -----------        ---------

Net loss                                                           $   (37,285)       $   (11,041)       $ (16,044)
                                                                   ===========        ===========        =========


   The accompanying notes are an integral part of the consolidated financial statements.

                SC INTERNATIONAL SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                             (Dollars in Thousands)



                                                                                              Minimum       Retained
                                            Common Stock        Additional     Cumulative     Pension       Earnings
                                       ---------------------    Paid-In        Translation   Liability     (Accumulated
                                       Shares         Amount    Capital        Adjustment    Adjustment     Deficit)        Total
                                       ------         ------    -------        ----------    ----------     --------        -----
Balance, December 31, 1994              100       $ 10        $20,621       $    --        $    --        $ 28,829        $ 49,460

Reorganization (Note 1)                  --        (10)            11            --             --              --               1

Cash dividend to parent                  --         --             --            --             --         (10,465)        (10,465)

Noncash capital contribution
    from parent                          --         --         38,947            --             --              --          38,947

Net loss                                 --         --             --            --             --         (16,044)        (16,044)

Cumulative translation adjustment        --         --             --        (1,764)            --              --          (1,764)

Minimum pension liability
    adjustment                           --         --             --            --         (5,565)             --          (5,565)
                                        ---       ----        -------       -------        -------        --------        --------

Balance, December 31, 1995              100         --         59,579        (1,764)        (5,565)          2,320          54,570

Cumulative translation
     adjustment                          --         --             --        (2,033)            --              --          (2,033)

Minimum pension liability
    adjustment                           --         --             --            --          5,235              --           5,235

Net loss                                 --         --             --            --             --         (11,041)        (11,041)
                                        ---       ----        -------       -------        -------        --------        --------

Balance, December 31, 1996              100         --         59,579        (3,797)          (330)         (8,721)         46,731

Cumulative translation
     adjustment                          --         --             --        (1,640)            --              --          (1,640)

Minimum pension liability
    adjustment                           --         --             --            --           (384)             --            (384)

Net loss                                 --         --             --            --             --         (37,285)        (37,285)
                                        ---       ----        -------       -------        -------        --------        --------

Balance, December 31, 1997              100        $--        $59,579       $(5,437)       $  (714)       $(46,006)       $  7,422
                                        ===       ====        =======       =======        =======        ========        ========



   The accompanying notes are an integral part of the consolidated financial statements.

                SC INTERNATIONAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)




                                                                                            Year Ended December 31,
                                                                                            -----------------------
                                                                                       1997            1996             1995
                                                                                       ----            ----             ----
Cash flows from operating activities:
   Net loss                                                                         $ (37,285)       $(11,041)       $ (16,044)
   Adjustments to reconcile net loss to net cash  provided
          by operating activities:
          Depreciation and amortization                                                42,192          37,928           21,338
          Deferred income taxes                                                       (14,558)         (5,970)          (8,610)
          Deferred financing fees                                                       2,305           2,916              525
          Extraordinary loss from extinguishment of debt                               10,825              --               --
          Noncash integration and other expenses                                        6,575           3,074           41,064
          Bad debt expense                                                              1,992           1,765              931
          Postretirement benefits in excess of cash paid                                2,000           2,000            1,400
          Interest payable in-kind from affiliate                                      (3,331)         (3,090)              --
          Changes in assets and liabilities:
             Decrease (increase) in working capital items (Note 19)                   (11,814)         14,653           18,411
             Decrease (increase) in other assets                                       17,142         (12,599)           8,025
             Increase (decrease) in other noncurrent liabilities                        2,354           5,953          (13,265)
                                                                                    ---------        --------        ---------

          Net cash provided by operating activities                                    18,397          35,589           53,775
                                                                                    ---------        --------        ---------

Cash flows from investing activities:
   Acquisition of businesses                                                          (35,273)             --         (211,151)
   Purchase of property and equipment                                                 (33,551)        (36,900)          (9,575)
   Advances from (repayments to) affiliate                                               (535)          5,548          (38,831)
   Other                                                                                   --              --              412
                                                                                    ---------        --------        ---------

          Net cash used in investing activities                                       (69,359)        (31,352)        (259,145)
                                                                                    ---------        --------        ---------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                            90,000              --          225,000
   Proceeds from issuance of notes                                                    300,000              --          125,000
   Payment of long-term debt and obligations under capital leases                    (218,325)        (11,830)         (55,690)
   Payment of notes                                                                  (125,000)             --               --
   Borrowings (repayments) of foreign bank overdrafts                                  (1,312)         (1,609)           1,502
   Purchase of employee stock loans from an affiliate                                      --              --           (6,661)
   Dividends                                                                           (4,180)         (3,415)         (10,465)
   Deferred financing costs                                                           (13,623)             --          (17,337)
   Net change in (payable to) and receivable from parent                                3,295           6,438          (18,938)
                                                                                    ---------        --------        ---------

          Net cash provided by (used in) financing activities                          30,855         (10,416)         242,411
                                                                                    ---------        --------        ---------

Increase (decrease) in cash and cash equivalents                                      (20,107)         (6,179)          37,041
Cash and cash equivalents, beginning of period                                         43,317          49,496           12,455
                                                                                    ---------        --------        ---------

Cash and cash equivalents, end of period                                            $  23,210        $ 43,317        $  49,496
                                                                                    =========        ========        =========

Supplemental disclosure of cash flow information: Cash paid during the period for:
          Interest                                                                  $  42,276        $ 45,053        $  16,093
          Income taxes                                                                  8,742           3,300            5,124
Supplemental disclosure of noncash financing and investing activities:
   Noncash capital contribution from parent                                                --              --           38,947
   Business combination liabilities assumed                                                --           4,464           44,048


         The accompanying notes are an integral part of the consolidated financial statements.

                SC INTERNATIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands, Except Share Data)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS AND BASIS OF CONSOLIDATION AND PRESENTATION

         SC International Services, Inc. ("SCIS" or the "Company") is a wholly-owned subsidiary of Onex Food Services, Inc. ("OFSI" or the "Parent") and is engaged primarily in providing airline catering services. SCIS owns 100% of two operating subsidiaries, Sky Chefs, Inc. ("Sky Chefs") and Caterair International, Inc. (II) ("CII"). SCIS and CII were formed to effect the September 29, 1995 business combination of Sky Chefs and Caterair International Corporation ("Caterair"). In conjunction with this transaction, OFSI contributed all of the common shares of Sky Chefs to SCIS. Prior to the business combination, Sky Chefs was primarily engaged in providing airline catering services to airlines with flights originating in the United States. The business combination between Sky Chefs and Caterair substantially expanded the Company's operations, which are now conducted worldwide principally under the tradenames of LSG/Sky Chefs and Caterair.

         The accompanying consolidated financial statements include the accounts of the Company and all wholly-owned and majority-owned subsidiaries. For all periods presented prior to the incorporation of SCIS and the contribution of all the common stock of Sky Chefs to SCIS, the consolidated financial statements only reflect the consolidated financial position, results of operations and cash flows of Sky Chefs. The equity method of accounting is used when the Company has 20% to 50% interest in other companies, except when the subsidiaries ability to pay dividends is uncertain. Under the equity method, original investments are recorded at cost and adjusted for the Company's share of undistributed earnings or losses of these companies. All significant intercompany transactions have been eliminated.

         MANAGEMENT ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         REVENUE RECOGNITION

         Revenues are recognized at the time products are delivered to customers or services are performed.

         CASH AND CASH EQUIVALENTS

         For purposes of the statements of cash flows, all highly liquid debt instruments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash flows from futures and swap transactions are classified in the same category as the items being hedged.

         INTEREST RATE SWAP AGREEMENTS

         The differential to be paid or received on interest rate swap agreements is accrued as interest rates change and is recognized over the life of the agreement.

         FOREIGN EXCHANGE CONTRACTS

         The Company enters into foreign exchange contracts as a hedge against the effect of exchange rate fluctuations on the carrying value of its investment in marketable securities. Market value gains and losses are recognized and the resulting credit or debit is reflected in equity.

                SC INTERNATIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands, Except Share Data)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

         INVENTORIES

         Inventories, consisting primarily of food products, are valued at the lower of cost (first-in, first-out basis) or market and consist primarily of raw materials.

         PROPERTY AND EQUIPMENT

         The provision for depreciation and amortization of property and equipment is computed using the straight-line method. The estimated useful lives are as follows:

             Buildings                    20 years
             Leasehold improvements       Term of the lease or estimated useful
                                               life, whichever is less
             Furniture and equipment      5 to 10 years
             Vehicles                     5 to 10 years

         Gains and losses from disposals of property and equipment are reflected in other income (expense) in the period of disposal.

         PROPERTY AND EQUIPMENT UNDER CAPITAL LEASES

         Buildings under capital leases are amortized over the lives of the leases which vary from 25 to 30 years. Equipment under capital leases is amortized over the lives of the leases or the estimated useful lives of the equipment, whichever is less.

         GOODWILL AND INTANGIBLE ASSETS

         Intangible assets are recorded at cost. Amortization is determined by the straight-lined method. Goodwill represents the excess of cost over fair value of net assets acquired. The estimated useful lives of the assets are as follows:

           Goodwill                                  25 to 28 years
           Trademark and tradenames                  25 years
           Beneficial lease and license rights       Term of the lease or
                                                     license or estimated
                                                     useful life
                                                     whichever is less,
                                                     ranging from 6 to 32
                                                     years




           Noncompete agreement                      Term of the
                                                     agreement, 3 to 6
                                                     years



         The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of intangibles may warrant revision or that the remaining balance of intangibles may not be recoverable. If those events or circumstances have occurred, an impairment of intangibles is recognized when estimated undiscounted future cash flows generated by acquired businesses are determined to not be sufficient to recover intangibles. The amount of impairment, if any, is measured based on projected discounted cash flows using a discount rate reflecting the Company's average cost of funds.

         IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

         On March 31, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted this standard effective January 1, 1996, which did not have a material impact on the Company's financial position or results of operations.

                SC INTERNATIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands, Except Share Data)



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

         DEFERRED FINANCING COSTS

         Costs incurred related to the issuance of debt are deferred and amortized over the life of the related debt using the effective interest rate method. Amortization of deferred financing costs amounted to $2,305, $2,916 and $525 for the years ended December 31, 1997, 1996 and 1995, respectively.

         INCOME TAXES

         The accounts of the Company are included in the consolidated federal income tax return of OFSI. Current and deferred income taxes are allocated to the Company as if it were a separate taxpayer.

         Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities.

         Management does not believe that it has significant tax liability related to undistributed earnings, of approximately $43,803 of foreign subsidiaries at December 31, 1997. Management believes the U.S. income tax effect on any repatriated amounts would be minimal and considers the remainder to be permanently invested.

         FOREIGN CURRENCY TRANSLATION

         Assets and liabilities of most foreign operations are translated into U.S. dollars using current exchange rates and the effect of translation reduces or increases equity directly. For operations in countries with highly inflationary economies (principally Venezuela in 1997 and 1996 and principally Argentina, Brazil and Venezuela in 1995), nonmonetary items are translated using historical rates, while monetary items are translated at current rates and the effects of translation are included in operations. The U.S. dollar effects of exchange rate changes included in other income and net assets denominated in highly inflationary currencies were as follows:

                                                                               1997          1996          1995
                                                                               ----          ----          ----
Net foreign exchange gains (losses)                                          $(1,924)       $1,525       $  748
                                                                             =======        ======       ======

Net assets (liabilities) denominated in highly inflationary currencies       $(1,345)       $  315       $2,890
                                                                             =======        ======       ======

         PREOPENING COSTS

         Preopening costs, which consist primarily of payroll expenses, are expensed as incurred.

         RECLASSIFICATION OF PRIOR PERIOD AMOUNTS

         Certain prior period amounts have been reclassified to conform to the current year presentation.

                SC INTERNATIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands, Except Share Data)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES--(Continued)

         RECENT ACCOUNTING STANDARDS

         During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income," effective for financial statements for fiscal years beginning after December 15, 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS 130 effective January 1, 1998.

         Also during June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information," effective for financial statements for fiscal years beginning after December 15, 1997. Preliminary analysis of this new standard by the Company indicates that the standard will not have a material impact on its financial statements.

         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for financial statements for fiscal years beginning after December 15, 1997. This statement significantly changes current financial statement disclosure requirements for pensions and other postretirement benefits. The Company will adopt SFAS 132 effective January 1, 1998.

2.       BUSINESS COMBINATIONS

         In 1997, the Company, through its subsidiaries, made two acquisitions of businesses for a total investment of $35,273. In April 1997, the Company purchased 49% of the common shares of a Mexican in-flight food service company. This investment is included in other assets in the Company's consolidated balance sheet and is accounted for using the equity method. The terms of the acquisition included a non-competition agreement which is included in goodwill and intangible assets and is being amortized over three years. In August 1997, CII purchased substantially all of the catering assets of a New Zealand in-flight food service company. This purchase covered kitchen operations at four different locations in New Zealand. For financial accounting purposes, the assets, liabilities, results of operations and cash flows of these purchased assets are included in the Company's consolidated financial statements from the date of acquisition. The acquisition resulted in goodwill which is being amortized over 25 years.

         On September 29, 1995, OFSI, the Company, Caterair and its parent, Caterair Holdings Corporation ("Holdings"), consummated transactions with the shareholders and creditor of Holdings (the "Transactions") whereby OFSI and an affiliate of OFSI exchanged common stock and warrants of OFSI for certain stock and debt held by Holdings' shareholders and creditor, as a result of which OFSI and its affiliate acquired more than 50% of the total outstanding voting shares and approximately 25% of the total outstanding nonvoting shares, and certain indebtedness, of Holdings. In addition, the Company and its subsidiaries acquired, licensed, leased and subleased substantially all of the worldwide business and assets of Caterair. However, after the consummation of such Transactions, Caterair retained certain operations relating to customer contracts for which consents to assignment were not obtained. Such consents with respect to these operations were obtained during the second quarter of 1996 and such operations were leased, subleased and licensed to the Company and its subsidiaries.

         The aggregate purchase price of substantially all of the foreign operations of Caterair, Caterair's tradename and working capital and the assumption of certain Caterair liabilities was approximately $247,247 (not including $15,054 of fees relating to the Transactions) which consisted of $208,300 in cash and approximately $38,947 in common stock and warrants of OFSI. In connection with the Transactions, OFSI contributed capital to the Company in an amount equal to the consideration paid to Holdings' shareholders and creditors. The purchase price was allocated based on the estimated fair values of the assets acquired at

                SC INTERNATIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands, Except Share Data)




2.       BUSINESS COMBINATIONS--(Continued)

         the date of acquisition. The Transactions resulted in goodwill of approximately $131,680 which is being amortized over 25 years. Also, in connection with the Transactions, OFSI issued 11,482.67 shares of its Class A Common Stock valued at $2,538 per share; warrants to purchase 13,871.09 shares of its Class A Common Stock valued at $707 per share; and options to purchase 19,896.75 shares of its Class A Common Stock; 15,422.53 of the stock options expired unexercised.

         The Company accounted for this acquisition described in the preceding paragraph using the purchase method of accounting. The results of operations and cash flows are included in the consolidated statements of operations and cash flows from the date of acquisition.

         A pre-tax charge of $18,000 was recorded in cost of operations and expenses during 1995 for a fee payable to a major customer in connection with obtaining its consent to the Transactions and its revocation of a notice of nonperformance of contract previously issued by the customer to Caterair.

         Shown below are unaudited pro forma results of operations for the year ended December 31, 1995 as though the Transactions occurred at the beginning of the period presented. The pro forma information does not purport to be indicative of the results which would actually have been attained had the Transactions been completed as of such date.

                                                                          1995
                                                                       (Unaudited)
                                                                      -----------

Revenues                                                              $ 1,520,987
                                                                      ===========

Net loss                                                              $   (10,103)
                                                                      ===========


         In August and November 1995, Sky Chefs acquired three domestic kitchen operations from an affiliate of LSG Lufthansa Service USA Corp., a minority shareholder, for a cash purchase price of $5,146 and recorded goodwill of $3,151 which is being amortized over 25 years.

         After the Transactions, the Company evaluated its investment in ServCater, a Brazilian in-flight food service company. The Company determined the investment acquired in October 1994 was partially impaired since the projected undiscounted cash flows would be insufficient to recover goodwill and other advances. Accordingly, the Company recognized a charge of $3,215 in 1995 which is included in integration expenses.

3.       PREPAID EXPENSES

                                     December 31,
                                     ------------
                                    1997          1996
                                  -------       -------
Prepaid employee healthcare       $ 5,800       $ 7,141
Other                              12,606         9,963
                                  -------       -------

                                  $18,406       $17,104
                                  =======       =======

                SC INTERNATIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands, Except Share Data)



4.       PROPERTY AND EQUIPMENT

                                                                                               December 31,
                                                                                               ------------

                                                                                           1997           1996
                                                                                           ----           ----


Property and equipment, at cost:
     Land                                                                                $  8,189       $  9,339
     Buildings and leasehold improvements                                                 151,043        143,245
     Machinery and equipment                                                              115,570         99,887
     Construction in progress                                                              30,200         26,327
                                                                                         --------       --------

                                                                                          305,002        278,798
     Less accumulated depreciation and amortization                                       118,056         98,747
                                                                                         --------       --------

                                                                                          186,946        180,051
                                                                                         --------       --------

Property and equipment under capital leases:
     Buildings and improvements                                                             8,616          8,614
     Machinery and equipment                                                               19,176         19,826
                                                                                         --------       --------

                                                                                           27,792         28,440
     Less accumulated amortization                                                         18,600         17,885
                                                                                         --------       --------

                                                                                            9,192         10,555
                                                                                         --------       --------

                                                                                         $196,138       $190,606
                                                                                         ========       ========



5.   GOODWILL AND INTANGIBLE ASSETS

                                                                                               December 31,
                                                                                               ------------
                                                                                           1997            1996
                                                                                           ----            ----
Goodwill                                                                                 $167,971       $158,067
Trademarks and tradenames                                                                  75,000         75,000
Noncompete agreement                                                                       28,781         18,781
Beneficial lease and license rights                                                        31,228         31,444
                                                                                         --------       --------

                                                                                          302,980        283,292
     Less accumulated amortization                                                         53,838         38,068
                                                                                         --------       --------

                                                                                         $249,142       $245,224
                                                                                         ========       ========



6.    OTHER ASSETS

                                                                                               December 31,
                                                                                               ------------
                                                                                           1997           1996
                                                                                           ----           ----
Prepaid employee healthcare                                                              $ 23,115       $ 29,645
Deferred financing costs, net of accumulated amortization of $457 and $3,441
     at December 31, 1997 and 1996, respectively                                           13,166         13,993
Investments in joint ventures and unconsolidated affiliates                                21,375         12,800
Other                                                                                      21,701         25,429
                                                                                         --------       --------

                                                                                         $ 79,357       $ 81,867
                                                                                         ========       ========

                SC INTERNATIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands, Except Share Data)



7.       ACCOUNTS PAYABLE

         Accounts payable include $2,093 and $5,318 at December 31, 1997 and 1996, respectively, representing checks outstanding in excess of bank deposits. Accounts payable at December 31, 1997 and 1996 also include $1,604 and $2,916, respectively, of short-term foreign bank loans used primarily for overdraft and working capital purposes.

8.       ACCRUED EXPENSES

                                                                         December 31,
                                                                         ------------
                                                                     1997           1996
                                                                     ----           ----

Payroll                                                            $ 65,699       $ 72,409
Insurance                                                             3,976          4,218
Employee benefits                                                    14,676         13,148
Provisions relating to idle facilities and other acquisition
     related costs                                                   22,099         20,022
Other                                                                72,565         64,926
                                                                   --------       --------

                                                                   $179,015       $174,723
                                                                   ========       ========


         Prior to the Transactions, the Company and Caterair had idle kitchens at airports which were expected to be utilized in operations in the future. The Company expensed costs associated with these facilities as incurred. Subsequent to the Transactions, the Company reviewed its inventory of idle kitchens and reevaluated its plans to operate these kitchens in the future. The Company determined that certain of these idle facilities will not be utilized in operations in the future. Therefore, the Company accrued costs representing the net present value of future minimum rentals less expected sublease income of $32,832 at the date of the acquisition. The accrued costs relating to former Caterair facilities of $13,342 (net of taxes of $8,352) were reflected as an increase in goodwill. The accrued costs relating to former Sky Chefs' facilities of $11,138 were charged to income as integration expenses. In addition, the carrying value of $6,091 at December 31, 1995, for Sky Chefs' property and equipment (principally leasehold improvements) was charged against income as integration expenses. As of December 31, 1997 and 1996, accrued costs of $7,760 were included in accrued expenses and $21,745 and $20,683, respectively, were included in other long-term liabilities. The Company made payments relating to the provisions for idle facilities of $3,876 and $5,365 for the years ended December 31, 1997 and 1996, respectively. Additionally, in 1997 and 1996, the Company completed analyses of excess kitchen capacity, resulting in pre-tax charges of $4,938 and $2,611, respectively, for costs representing the net present value of future minimum rentals less expected sublease income for kitchens at airports where excess kitchen capacity existed.

         In connection with the Transactions, the Company had accrued $64,033 as of December 31, 1995, for provisions relating to acquisition related costs included in accrued expenses and other long-term liabilities. The Company made payments relating to the provisions for other acquisition costs, principally deferred customer consent fees and non-compete payments, of $4,445 and $2,020 for the years ended December 31, 1997 and 1996, respectively.

                SC INTERNATIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands, Except Share Data)



9.       LONG-TERM DEBT

                                                                                             December 31,
                                                                                             ------------
                                                                                         1997           1996
                                                                                         ----           ----

Term Loan bearing interest at 1.50% above the Eurodollar borrowing rate or 0.50%
   above the lender's prime rate, due in quarterly installments of $225 of principal beginning in December 1997 through December 2006,
   with a final maturity payment of $81,675 in March 2007                              $ 89,775       $     --

9.25% Senior Subordinated Notes due 2007 with interest payable semi-
   annually beginning March 1, 1998                                                     300,000             --

Austrailian $8,175 credit facility, bearing interest at 9.85% through October
   1998 and lender's prime rate plus 1.87% thereafter, with
   scheduled repayment commencing in 1998 through 2001                                    2,603          4,855

French Term Loans, bearing interest at three month LIBOR plus 0.85%
   to 1.32%, principal and interest payable quarterly through October 1998                1,202          2,718

Other foreign debt                                                                        3,112          3,519

Term Loans retired in 1997                                                                   --        213,746

13% Senior Subordinated Notes due 2005 retired in 1997                                       --        125,000
                                                                                       --------       --------

   Total debt                                                                           396,692        349,838

   Less current portion of long-term debt                                                 5,214         15,682
                                                                                       --------       --------

   Long-term debt                                                                      $391,478       $334,156
                                                                                       ========       ========

                SC INTERNATIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands, Except Share Data)



9.       LONG-TERM DEBT--(Continued)

         In connection with the Transactions, OFSI, SCIS, Caterair and Holdings entered into a $500,000 Senior Secured Credit Agreement with a consortium of lenders (the "Credit Agreement"). The Credit Agreement provided SCIS with up to $315,000 of financing consisting of $225,000 of term loans and up to $90,000 of revolving loans (including up to $50,000 available for letters of credit). No revolving loan-borrowings were outstanding at December 31, 1997. The Credit Agreement also provided Caterair with $185,000 of term loans. A portion of the initial borrowings of SCIS and Caterair under the Credit Agreement was used to repay certain indebtedness of Caterair.

         In connection with the Transactions, SCIS issued $125,000 of 13% Senior Subordinated Notes due October 1, 2005 (the "Notes"). The Notes were guaranteed on a joint and several senior subordinated basis by Sky Chefs, CII and Caterair.

         On August 28, 1997, the Company consummated an offering of $300,000 of its 9.25% Senior Subordinated Notes due 2007 (the "New Notes") in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Offering"). The New Notes are guaranteed on a joint and several senior subordinated basis by Sky Chefs, CII and certain other wholly owned domestic subsidiaries of SCIS and Caterair. The New Notes (and the related guarantees) are subordinate to payment of all senior debt (as described in the Indenture relating to the New Notes) of SCIS and the guarantors of the New Notes. The New Notes may be redeemed at the option of SCIS commencing on September 1, 2002 at prices ranging from 104.635% to 100% of face value plus accrued and unpaid interest. Up to $105,000 of the New Notes may also be redeemed with proceeds obtained through certain public equity offerings of capital stock of OFSI or SCIS. The Indenture for the New Notes contains covenants which, among other things, limit SCIS', the guarantors' and Caterair's ability to pay dividends, make stock repurchases, incur additional indebtedness, engage in or use the proceeds of asset sales, create liens or engage in certain other transactions.

         The net proceeds to the Company from the Offering, after deduction of discounts and offering expenses, were approximately $289,900. The Company used $209,400 of the net proceeds to repay and retire all of its outstanding term loan indebtedness under the Credit Agreement.

         On August 25, 1997, the Company commenced a tender offer for all for the Notes. In connection therewith, the Company offered to purchase all of the Notes at a price equal to 117% of the principal amount thereof plus accrued and unpaid interest to the date of purchase and solicited consents to certain amendments (the "Existing Indenture Amendments") to the Indenture relating to the Notes from the holders thereof (collectively, the "Existing Notes Offer to Purchase"). Holders of the Notes who consented to the Existing Indenture Amendments received a payment equal to 2% of the principal amount of the Notes for which a consent was delivered.

         The Existing Notes Offer to Purchase expired on September 24, 1997. All of the Notes were tendered by the holders thereof and accepted for payment by the Company in connection with the Existing Notes Offer to Purchase. The Company paid $148,750 (excluding $7,850 of accrued interest) in the aggregate in consideration of the repurchase of the Notes and the related consents. The Company used approximately $80,500 of the net proceeds from the Offering and approximately $68,250 of borrowings under the Term Loan Agreement (as defined herein) to fund such payments.

                SC INTERNATIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands, Except Share Data)


9.       LONG-TERM DEBT--(Continued)

         On August 28, 1997, SCIS, certain other parties and certain lenders entered into a senior secured revolving credit agreement (the "Revolving Credit Agreement") and Caterair, SCIS, certain other parties and certain lenders entered into a senior secured credit agreement (the "Term Loan Agreement" and together with the Revolving Credit Agreement, the "Senior Bank Financing").

         Concurrently with the Offering, Caterair repaid and retired all of its outstanding indebtedness under the Credit Agreement (approximately $155,900) with borrowings under the Term Loan Agreement.

         Pursuant to the Senior Bank Financing, Bankers Trust Company, Morgan Guaranty Trust Company of New York and certain other lenders provided
         (i) SCIS with loans under the Revolving Credit Agreement in an amount up to $90,000 (including a sub-limit of $50,000 for letters of credit) on a revolving credit basis for working capital and general corporate purposes of SCIS, Caterair and their respective subsidiaries (such Revolving Credit Agreement expires on August 28, 2002), (ii) Caterair with a loan under the Term Loan Agreement in an aggregate principal amount of $160,000 (and with a final maturity in 2007) for purposes of refinancing Caterair's indebtedness under the Credit Agreement and funding payment of related transaction costs and (iii) SCIS with a loan under the Term Loan Agreement in an aggregate principal amount of $90,000 (and with a final maturity in 2007) for purposes of financing, in part, the Existing Notes Offer to Purchase, funding payment of related transaction costs and general corporate purposes. SCIS and Caterair had $89,775 and $159,600, respectively, of borrowings outstanding under the Term Loan Agreement at December 31, 1997. At December 31, 1997, approximately $21,986 of bank letters of credit were issued and outstanding under the Revolving Credit Agreement (approximately $21,911 issued on behalf of SCIS and approximately $75 for the benefit of Caterair) primarily to collateralize insurance carriers providing workers' compensation coverage as well as for surety bonds, leases and requirements of Caterair for environmental remediation of certain assets previously sold.

         All of the indebtedness under the Revolving Credit Agreement and the Term Loan Agreement is senior secured indebtedness. The Revolving Credit Agreement does not require scheduled amortization or scheduled commitment reductions. The Term Loan Agreement requires scheduled amortization payments. Each of the Revolving Credit Agreement and the Term Loan Agreement, under certain circumstances, require SCIS or Caterair, as the case may be, to make mandatory prepayments and commitment reductions. In addition, each of SCIS and Caterair may make optional prepayments and commitment reductions pursuant to the terms of the Revolving Credit Agreement or the Term Loan Agreement, as the case may be.

         The Company's obligations under the Senior Bank Financing are jointly and severally guaranteed by OFSI (on a limited basis), an affiliate of OFSI (on a limited basis), Caterair, Sky Chefs, CII and certain other domestic subsidiaries of SCIS (including the guarantors of the New Notes). Caterair's obligations under the Senior Bank Financing are jointly and severally guaranteed by OFSI (on a limited basis), an affiliate of OFSI (on a limited basis), SCIS, Sky Chefs, CII and certain other domestic subsidiaries of SCIS (including the guarantors of the New Notes). In addition, obligations under the Senior Bank Financing are collateralized by (i) first priority security interests in virtually all tangible and intangible assets of SCIS, Caterair and their respective wholly owned domestic subsidiaries (including the guarantors of the New Notes) and (ii) pledges of all capital stock of SCIS and Caterair and all capital stock and notes owned by SCIS, Caterair and their respective domestic subsidiaries (limited in the case of capital stock of foreign subsidiaries to 65% of such capital stock).

                SC INTERNATIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands, Except Share Data)





9.       LONG-TERM DEBT--(Continued)

         The Company's indebtedness under the Term Loan Agreement bears interest at 1.50% above the Eurodollar borrowing rate ("Eurodollar Base Borrowing Rate") or 0.5% above the lender's base rate. The Company's indebtedness under the Revolving Credit Agreement bears interest at 1.0% above the Eurodollar Base Borrowing Rate or the lender's base rate. The actual rate charged on each credit instrument is dependent on the selection of either the 30, 60, 90 or 180 day Eurodollar borrowing rate or the base rate. Interest is payable quarterly for all loans and also at the end of each interest period for Eurodollar borrowings. The interest rate in effect at December 31, 1997 for SCIS' indebtedness under the Senior Bank Financing was 7.44%.

         Effective September 12, 1997, the Company entered into an interest rate swap agreement to reduce interest rate exposure on long-term debt. The agreement covers a notional amount of $89,775 at December 31, 1997, and has a stated maturity of September 15, 2002.

         The documents governing the Senior Bank Financing contain a number of covenants that, among other things, restrict the ability of SCIS, Caterair and their respective subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, repay indebtedness or amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with subsidiaries or affiliates or otherwise engage in certain corporate activities. In addition, the documents governing the Senior Bank Financing requires compliance with financial tests based on combined results of SCIS and Caterair. SCIS and Caterair were in compliance with these financial covenant requirements at December 31, 1997.

         The Revolving Credit Agreement requires the payment of .375% on the unused portion of the revolving credit facility as well as various fees for the issuance and maintenance of letters of credit.

         The combined aggregate amount of maturities for all long-term borrowings of the Company for each of the next five years and thereafter is as follows:

Year ending December 31,
     1998                                      $ 5,214
     1999                                        1,940
     2000                                        1,722
     2001                                        1,640
     2002                                          900
     Thereafter                                385,276
                                             ----------

                                             $ 396,692
                                             ==========


10.      OTHER LONG-TERM LIABILITIES

                                                                        December 31,
                                                                        ------------
                                                                     1997           1996
                                                                     ----           ----
Accrued postretirement benefit liability                           $ 35,361       $ 33,361
Accrued rent                                                         22,619         18,423
Accrued insurance                                                    16,254         18,254
Provisions relating to idle facilities and other acquisition
     related costs                                                   57,879         70,934
Other                                                                30,214         15,425
                                                                   --------       --------

                                                                   $162,327       $156,397
                                                                   ========       ========

                SC INTERNATIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands, Except Share Data)


11.      INCOME TAXES

         The components of earnings (loss) before income taxes are as follows:

                       Year Ended December 31,
               -----------------------------------------
                 1997            1996            1995
               --------        --------        --------
Domestic       $(15,207)       $(27,699)       $(19,763)
Foreign           3,940          17,078          (2,806)
               --------        --------        --------

               $(11,267)       $(10,621)       $(22,569)
               ========        ========        ========


         Income tax provision (benefit) reflected in the consolidated statements of operations consists of the following:

                                                                   Year Ended December 31,
                                                                   -----------------------
                                                               1997           1996           1995
                                                             --------        -------        -------
Federal:
     Current expense (benefit)                               $ 11,395        $ 2,571        $(1,870)
     Deferred benefit                                         (11,601)        (9,230)        (5,190)
                                                             --------        -------        -------

         Total federal                                           (206)        (6,659)        (7,060)
                                                             --------        -------        -------

Foreign:
     Current expense                                            8,228          6,696          4,199
     Deferred expense (benefit)                                (1,739)           989         (2,614)
                                                             --------        -------        -------

         Total foreign                                          6,489          7,685          1,585
                                                             --------        -------        -------

State and local:
     Current expense (benefit)                                    208            374           (245)
     Deferred benefit                                          (1,218)          (980)          (805)
                                                             --------        -------        -------

         Total state and local                                 (1,010)          (606)        (1,050)
                                                             --------        -------        -------

            Total provision (benefit) for income taxes       $  5,273        $   420        $(6,525)
                                                             ========        =======        =======



         The effective income tax rate varies from the federal, state and local statutory rate as follows:

                                                         Year Ended December 31,
                                                   ----------------------------------
                                                   1997           1996           1995
                                                   ----           ----           ----


Statutory rate                                    (40.0)%        (40.0)%        (40.0)%
State taxes                                        (4.1)          (0.3)           1.8
Amortization of nondeductible goodwill             22.4           20.8            2.8
Foreign taxability differences                     (3.1)           4.1            7.6
Corporate-owned life insurance investments         (4.1)          (3.8)          (2.2)
Foreign losses not benefited                       51.0           22.5            5.0
Other items                                        24.7            0.6           (3.9)
                                                 ------         ------         ------
     Effective income tax rate                     46.8%           3.9%         (28.9)%
                                                 ======         ======         ======

                SC INTERNATIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands, Except Share Data)


11.      INCOME TAXES--(Continued)

         The components of deferred tax assets and deferred tax liabilities are as follows:

                                                           December 31,
                                                       --------------------
                                                       1997            1996
                                                       ----            ----
Net current deferred tax asset (liability):
     Bad debt expense                                $   (621)       $  2,436
     Restructuring charge                                (322)           (329)
     Vacation and other employee benefits               8,140           3,082
     Other                                              1,718           1,916
                                                     --------        --------

                                                     $  8,915        $  7,105
                                                     ========        ========
Net noncurrent deferred tax asset (liability):
     Depreciation and amortization                   $  7,667        $  7,303
     Capital leases                                     4,221           3,962
     Workers' compensation benefits                     8,941          10,112
     Prepaid healthcare benefits                       (9,803)        (13,497)
     Postretirement benefits                           14,745          13,344
     Pension                                              462          (1,744)
     Acquisition related reserves and accruals         20,443          21,200
     Other employee benefits                            5,356              --
     Credit and net operating carryforwards            13,855           8,685
     Other                                               (659)            662
                                                     --------        --------
                                                       65,228          50,027
Less valuation allowance                                6,674           4,221
                                                     --------        --------
                                                     $ 58,554        $ 45,806
                                                     ========        ========


         The Company has recorded a total net deferred tax asset of $67,469 as of December 31, 1997. Realization is dependent on generating sufficient taxable income. Although realization is not assured, management believes it is more likely than not the net deferred tax asset will be realized. The amount of the deferred asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. The valuation allowance increased by $2,453 in 1997 due to the changes in the Company's gross deferred tax assets and liabilities.

         The Company had an income tax payable of $1,402 included in taxes payable to parent at December 31, 1997 and an income tax receivable of $1,893 included in tax refunds receivable from parent at December 31, 1997.

         At December 31, 1997, the Company had foreign tax credit carryforwards in the amount of $3,562, which expire in 2011. The Company had U.S. operating loss carryforwards of $2,828 which expire in 2001 and foreign operating losses of $24,032 which expire as follows:


                                         Year of                  Amount of
                                       Expiration                   Loss
                                       ----------                   ----
                                     1998                          $ 2,981
                                     1999                            3,224
                                     2000                            3,376
                                     2001                            2,599
                                     2002                            4,818
                                     2004                            1,581
                                  Indefinite                         5,453
                                                               ============
                                                                  $ 24,032
                                                               ============

                SC INTERNATIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands, Except Share Data)



12.      LEASES

         The Company leases various types of property, including airline catering kitchens and equipment, vehicles and office facilities. Rent expense for all operating leases was as follows:

                                        Year Ended December 31,
                              -----------------------------------------
                                 1997            1996            1995
                              ---------        --------        --------

Minimum rent                  $  58,525        $ 58,688        $ 31,131
Contingent rent                  45,623          38,872          26,934
Less sublease rent                 (465)           (542)         (1,489)
                              ---------        --------        --------

     Total rent expense       $ 103,683        $ 97,018        $ 56,576
                              =========        ========        ========

         Contingent rent represents percentage rent based on gross revenues in excess of minimum levels.

         The future minimum lease payments required under capital leases (together with the present value of minimum lease payments) and future minimum lease payments required under operating leases that have an initial or remaining lease term in excess of one year as of December 31, 1997 are as follows:

                                                            Capital        Operating
                                                             Leases         Leases
                                                             ------         ------
Year ending December 31,
     1998                                                  $ 2,694       $ 46,989
     1999                                                    2,678         44,674
     2000                                                    2,632         44,520
     2001                                                    2,873         38,709
     2002                                                    2,341         13,288
     Thereafter                                             49,037        120,274
                                                           -------       --------

     Total minimum lease payments                           62,255       $308,454
                                                                         ========

         Less imputed interest                              32,043
                                                          --------

         Present value of minimum lease payments            30,212
         Less current portion                                  383
                                                          --------

         Long-term portion of minimum lease payments       $29,829
                                                          ========

         Other than the Domestic Leases described below, most leases have initial terms of from 10 to 20 years and contain one or more renewal options.

         Leases for idle kitchens are included in the preceding table of operating leases. Future minimum lease payments associated with these facilities of $32,422 at December 31, 1997 do not represent future operating expenses as they have been accrued as part of the Transactions (see Note 2).

         In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," certain leases for kitchen facilities at airports owned by government unit or authority are being accounted for as operating leases because special provisions in the lease agreements make the economic life of such facilities essentially indeterminate.

                SC INTERNATIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands, Except Share Data)



12.      LEASES -- (CONTINUED)

         In connection with the Transactions, pursuant to several leases (the "Domestic Leases"), Sky Chefs and CII leased and subleased from Caterair substantially all of its domestic tangible assets for a six year term. In the event that Caterair's lease of such assets was for less than six years, the applicable Domestic Lease is for such shorter period. Sky Chefs and CII have the option to purchase the assets of Caterair covered by the Domestic Leases for an amount determined under formulas in the Domestic Leases that were intended to result in an exercise price equal to the estimated fair market value of such assets at the time of exercise of such option. The option is exercisable until the date which is 30 days after termination of the applicable Domestic Lease. The Company is not certain whether such options will be exercised. Total amounts payable to Caterair at December 31, 1997 and 1996, which are included in the above schedule of future minimum operating lease payments, are approximately $108,958 and $135,117, respectively, of which approximately $37,500 and $47,500, respectively, relates to lease payments for leasehold improvements and equipment.

13.      RELATED PARTY TRANSACTIONS

         In connection with the Transactions, the Company licensed most of Caterair's rights under certain customer contracts for a six-year period (the "License Agreements"). However, after consummation of the Transactions Caterair retained certain operations relating to customer contracts for which consents to assignment were not obtained. Such consents with respect to these operations were obtained during the second quarter of 1996 and such operations were leased, subleased and licensed to the Company and its subsidiaries. Sky Chefs and CII each have the option to purchase the customer contract rights covered by the License Agreements for an amount determined under formulas in the License Agreements that were intended to result in an exercise price equal to the fair market value of such rights at the time of the exercise of such option. The option is exercisable at any time until the date which is 90 days after the termination of the applicable License Agreement. It is not certain whether such options will be exercised. Caterair agreed, subject to certain exceptions, not to compete with Sky Chefs in the airline catering business for a six year term and Sky Chefs is obligated to pay Caterair $4,000 per year. Lease, license and noncompete related expense for these arrangements with Caterair for the periods ended December 31, 1997, 1996 and 1995 included in total expenses, amounted to $75,832, $77,816 and $18,953 respectively.

         The Company loaned Caterair approximately $37,788 in connection with the Transactions. The loan matures in 2001, bears interest at 8% per annum (payable in-kind) and is collateralized by a subordinated lien on the assets of Caterair representing collateral under the Senior Bank Financing. The cumulative amounts due under this loan were $44,965 and $41,634 at December 31, 1997 and 1996, respectively. Interest income related to this loan of $3,331, $3,090 and $756 is included in interest income for the years ended December 31, 1997, 1996 and 1995, respectively.

         The Company was initially unable to obtain certain consents to the Transactions with respect to certain of Caterair's kitchens at which one airline is the major customer. Such consents with respect to these operations were obtained during the second quarter of 1996 and such operations were leased, subleased and licensed to the Company and its subsidiaries. Prior to acquiring the consent, SCIS and Caterair entered into a management agreement for the operations at these kitchens whereby Caterair continued to operate them with Caterair employees with SCIS providing management and administration support services in exchange for a management fee equivalent to 4% of the kitchen's net sales. Management fees earned under this arrangement amounted to $1,057 and $604 for the periods ended December 31, 1996 and 1995, respectively, and are included in revenues.

                SC INTERNATIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands, Except Share Data)



13.      RELATED PARTY TRANSACTIONS -- (CONTINUED)

         To facilitate the various transactions with Caterair, SCIS performs certain management and support functions on behalf of Caterair. Caterair paid management fees to SCIS for these services of $500, $500 and $125 for the periods ended December 31, 1997, 1996 and 1995, respectively which were included in revenues.

         In 1993, LSG Lufthansa Service GmbH ("LSG"), a subsidiary of Lufthansa German Airlines, acquired a minority interest in OFSI from existing shareholders through the purchase of OFSI Class A Common Stock by LSG's U.S. subsidiary. The parties also entered into other agreements including joint marketing and international development agreements. The Company had accounts receivable from Lufthansa German Airlines, the parent of LSG, of $3,403 and $2,597 at December 31, 1997 and 1996, respectively. Sales to Lufthansa German Airlines in 1997, 1996 and 1995 were $31,098, $22,289 and $12,881, respectively.

         During 1995 in connection with the Transactions, LSG acquired an option to acquire 4,474.22 shares of OFSI Class A Common Stock at $2,175.93 per share. This option is not exercisable until the warrants issued by OFSI in connection with the Transactions are exercised.

         In connection with the Transactions, LSG was granted the option to acquire a 50% interest in the catering business acquired by the Company from Caterair in Europe for a price to be negotiated on a basis to be consistent with the valuation of the entire Caterair business implicit in the Transactions. This option has expired. However, LSG and OFSI are engaged in discussions with a view to reaching agreement for the sale by OFSI to LSG of 50% of OFSI's European catering business for a price estimated to be $50,000. There can be no assurance that such sale will occur or if it does occur as to the timing, price or other terms thereof.

         All costs incurred on the Company's behalf by OFSI and Onex, the indirect parent of OFSI, are reflected in the Company's statements of operations through management fees paid to OFSI and Onex Corporation or through direct reimbursement. The results of operations of the Company would not differ materially had the Company operated on a stand alone basis. The Company paid management fees to OFSI for the periods ended December 31, 1997, 1996 and 1995 of $1,500, $1,500 and $694,
         respectively. During 1995, the Company repaid a $10,607 loan from OFSI with interest at LIBOR plus 1%, and also paid to Onex Corporation an advisory service fee relating to the Transactions of $4,000.

                SC INTERNATIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands, Except Share Data)


14.      GEOGRAPHIC AND CUSTOMER INFORMATION

         Information concerning operations by geographic area is presented below:


                                                 December 31,
                                  -----------------------------------------
                                   1997               1996             1995
                                   ----               ----             ----

Net revenues:
     United States             $ 1,007,784        $   952,009        $ 572,566
     Europe                        243,763            243,895           65,729
     Other                         351,276            333,912          100,807
                               -----------        -----------        ---------

                               $ 1,602,823        $ 1,529,816        $ 739,102
                               ===========        ===========        =========

Operating income (loss):
     United States             $    33,776        $    11,699        $  (4,803)
     Europe                         (6,336)            (5,282)           1,208
     Other                          18,615             30,176              382
                               -----------        -----------        ---------

                               $    46,055        $    36,593        $  (3,213)
                               ===========        ===========        =========

Identifiable assets:
     United States             $   683,242        $   667,236        $ 642,841
     Europe                         69,744             67,692           74,754
     Other                         106,933            106,187          105,865
                               -----------        -----------        ---------

                               $   859,919        $   841,115        $ 823,460
                               ===========        ===========        =========


         American Airlines, Inc. ("American") is the only customer that accounted for 10% or more of the Company's total revenue in any of the last three years. Sales to, and accounts receivable from, American for the last three years ended December 31 were as follows:


                                                          December 31,
                                               ----------------------------------
                                               1997           1996           1995
                                               ----           ----           ----
Net sales to American:
     United States                           $401,076       $412,147       $380,825
     Europe                                    32,461         31,200          8,288
     Other                                     31,213         26,663          4,934
                                             --------       --------       --------

                                             $464,750       $470,010       $394,047
                                             ========       ========       ========

     Accounts receivable from American       $ 24,481       $ 18,142       $ 34,787
                                             ========       ========       ========

         Although the Company's exposure to credit risk associated with nonpayment by American is affected by conditions or occurrences within the airline industry, trade receivables from American are considered fully collectible as of December 31, 1997.

                SC INTERNATIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands, Except Share Data)


15.      EMPLOYEE BENEFITS

         In connection with the Transactions, Sky Chefs and CII, respectively, hired approximately 6,000 and 3,000 domestic employees of Caterair on October 1, 1995. Prior to the Transactions, Sky Chefs employed approximately 6,000 full-time domestic employees. The employee participants' share of plan assets in the Caterair Retirement Savings and Investment Plan as of September 29, 1995, was transferred to the Sky Chefs and CII plans.

         RETIREMENT BENEFIT PLANS

         Sky Chefs sponsors two noncontributory pension plans, one for union and one for non-union employees having at least one year of service and who are eligible to participate. Effective June 30, 1995, for the union employee plan and September 30, 1995, for the non-union employee plan, Sky Chefs amended the plans to exclude from participation in these plans any new employees hired by Sky Chefs subsequent to the dates of amendment. The plans provide defined benefits based upon wages or a fixed amount multiplied by years of service. The plans provide for disability and death benefits after meeting specified age and service requirements.

         Sky Chefs has elected to contribute to these plans an amount which is within the range of the Employee Retirement Income Security Act ("ERISA") minimum and maximum contributions deductible for federal income tax purposes.

         The components of pension expense related to these qualified pension plans are reflected below:


                                                  December 31,
                                    ---------------------------------------
                                      1997           1996            1995
                                      ----           ----            ----
Service cost                        $  4,618        $ 4,853        $  3,392
Interest cost                          8,132          7,628           6,175
Actual return on plan assets         (18,341)        (9,466)        (20,066)
Net amortization and deferral          7,772            165          11,147
                                    --------        -------        --------

    Net pension expense             $  2,181        $ 3,180        $    648
                                    ========        =======        ========

                SC INTERNATIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands, Except Share Data)


15.      EMPLOYEE BENEFITS -- (CONTINUED)

         The following table sets forth the funding status of the plans and amounts recognized in the consolidated financial statements:

                                                                         December 31,
                                                                    ---------------------
                                                                    1997             1996
                                                                    ----             ----
Actuarial present value of benefit obligation:
     Vested benefit obligation                                    $ 103,620        $  93,397
                                                                  =========        =========

Accumulated benefit obligation                                    $ 105,286        $  96,951
                                                                  =========        =========

Projected benefit obligation                                      $(121,423)       $(107,024)
Plan assets at fair value                                           112,116          101,151
                                                                  ---------        ---------

Plan assets less projected benefit obligation                        (9,307)          (5,873)
Actuarial gains and losses and effects of assumption changes          12,222           13,973
Unrecognized net transition asset established January 1,
     1987, to be recognized over 11 years                              (702)          (1,263)
Unrecognized prior service cost                                         435              477
Additional minimum liability                                             --               --
                                                                  ---------        ---------

         Prepaid pension cost                                     $   2,648        $   7,314
                                                                  =========        =========


         The discount rates and rates of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.25% and 4.5%, respectively, at December 31, 1997 and 7.75% and 4.5%, respectively, at December 31, 1996. The expected long-term rate of return on assets was 10.6% for the years ended December 31, 1997 and 1996. Plan assets at December 31, 1997 and 1996 consisted primarily of cash and marketable securities.

         In addition, Sky Chefs sponsors a Supplemental Executive Retirement Plan ("SERP") for certain key executive officers. This plan has not been funded by Sky Chefs. Amounts charged to expense for this plan were $619, $431, and $418 for 1997, 1996, and 1995, respectively. The projected unfunded liability is approximately $4,582 and $3,032 at December 31, 1997 and 1996, respectively.

         In accordance with Statement of Financial Accounting Standards No. 87, Sky Chefs has recorded an additional minimum pension liability for underfunded plans of $1,287 and $707 at December 31, 1997 and 1996, respectively, representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. A corresponding amount is recognized as an intangible asset except to the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligation, in which case the increase in liabilities is charged directly to shareholders' equity. For 1997 and 1996, respectively, the excess minimum pension liability reflected in equity was $714 and $330, net of income taxes of $475 and $255.

         PREPAID EMPLOYEE HEALTHCARE

         The Company maintains two Voluntary Employee Benefit Association ("VEBA") trusts, one for union and one for non-union domestic employees. Amounts held in the trust, consisting primarily of money market funds, were $28,915 and $36,786 at December 31, 1997 and 1996, respectively, and are included in prepaid expenses and other assets.

                SC INTERNATIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands, Except Share Data)



15.      EMPLOYEE BENEFITS--(Continued)

         POSTRETIREMENT HEALTHCARE AND LIFE INSURANCE BENEFITS

         In addition to pension benefits, Sky Chefs provides certain healthcare and life insurance benefits for retired domestic employees. Effective, June 30, 1995, for union employees and September 30, 1995, for non-union employees, Sky Chefs amended the plans to exclude from participation new union employees hired by Sky Chefs subsequent to the date of amendment and reduced substantially the postretirement healthcare and life insurance benefits for non-union employees hired by Sky Chefs subsequent to the date of amendment. Qualified domestic employees become eligible for benefits upon attainment of age 55 and completion of 10 years service. Such healthcare and life insurance benefits are provided through VEBA trusts and by insurance companies, with insurance premiums based on the benefits paid. The cash payments for providing benefits were $1,798, $1,885 and $1,634 for the years ended December 31, 1997, 1996 and 1995, respectively.

         Net postretirement benefit cost included in cost of operations for the years ended December 31, 1997, 1996 and 1995 consists of the following components:

                                                       December 31,
                                          ---------------------------------
                                          1997           1996          1995
                                          ----           ----          ----
Service cost                             $   897        $   861        $  838
Interest cost                              2,446          2,174         2,196
Amortization of prior service cost           (59)           (59)           --
                                         -------        -------        ------

     Net pension expense                 $ 3,284        $ 2,976        $3,034
                                         =======        =======        ======


         The following sets forth the postretirement benefit plan's funded status reconciled with amounts reported in the consolidated balance sheets as of December 31, 1997 and 1996:

                                                                                  December 31,
                                                                             ---------------------
                                                                              1997          1996
                                                                             -------       -------

Accumulated postretirement benefit obligation ("APBO")
     Retirees                                                                $24,530       $23,313
     Fully eligible active plan participants                                   5,328         4,417
     Other active plan participants                                            5,208         5,043
                                                                             -------       -------

Total APBO                                                                    35,066        32,773
Plan assets at fair value                                                         --            --
                                                                             -------       -------

Accumulated postretirement benefit obligation in excess of plan assets        35,066        32,773
Unrecognized net actuarial gains                                               1,795         2,088
                                                                             -------       -------

Accrued postretirement benefit liability                                      36,861        34,861
Less amount classified as current (included in accrued expenses)               1,500         1,500
                                                                             -------       -------

Noncurrent liability (included in other long-term liabilities)               $35,361       $33,361
                                                                             =======       =======

                SC INTERNATIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands, Except Share Data)


15.      EMPLOYEE BENEFITS--(Continued)

         A 7% annual rate of increase in the per capita costs of covered healthcare benefits was assumed for 1997 and 1996, gradually decreasing to 5% by the year 1999. Increasing the assumed healthcare cost trend rates one percentage point in each year would increase the accumulated postretirement benefit obligation by $1,312 and $1,657 as of December 31, 1997 and 1996, respectively, and increase the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for 1997, 1996 and 1995 by $143, $208 and $183, respectively. A discount rate of 7.25% and 7.75% was used to determine the APBO at December 31, 1997 and 1996, respectively.

         RETIREMENT SAVINGS PLANS

         Sky Chefs has established a retirement savings plan for its domestic employees which allows participants to make contributions through salary reduction pursuant to Section 401(k) of the Internal Revenue Code. In 1995, Sky Chefs amended its retirement savings plan to provide a minimum 1% of eligible employee compensation contribution to the plan for those participants not eligible for participation in Sky Chefs' defined benefit plans. In addition, Sky Chefs may elect to match certain portions of employee contributions. The employer matching contribution was $2,667 and $1,210 for the periods ended December 31, 1996 and 1995, respectively. The contribution for 1997 has not yet been determined.

         CII established a retirement savings plan for its domestic employees hired from Caterair on September 29, 1995, which allows participants to make contributions from 1% to 10% of their compensation or select a fixed dollar amount to be deducted during each pay period. CII makes a matching contribution on the first 6% of each employee's pretax or after tax contributions, the amount of which will be determined before the start of each year. The employer matching contributions for the periods ended December 31, 1996 and 1995 were $472 and $576, respectively. The contribution for 1997 has not yet been determined.

         EMPLOYEE STOCK OPTIONS

         Options to purchase 46.24 shares of OFSI Class A Common Stock were held by management employees of the Company at December 31, 1996. The option price for the shares of OFSI Class A Common Stock was equal to the book value (adjusted for changes in generally accepted accounting principles subsequent to May 29, 1986) at the end of the fiscal quarter immediately preceding the exercise date. These options only become exercisable upon the occurrence of certain future events, as defined in the employee stock purchase agreement. Periodically, management employees have been given the opportunity to purchase shares of OFSI Common Stock in exchange for the cancellation of their outstanding OFSI options. These options expired on or before September 30, 1997.

         STOCK-BASED COMPENSATION PLAN

         OFSI sponsors a book value stock purchase plan for selected management employees (the "Book Value Plan") and applies Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations in accounting for this Plan. In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") which, if fully adopted, would change the methods the Company applies in recognizing the cost of this Plan. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect these provisions.

                SC INTERNATIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands, Except Share Data)


15.      EMPLOYEE BENEFITS--(Continued)

         OFSI adopted the Book Value Plan in 1986. Under the Book Value Plan, OFSI is authorized to issue shares of OFSI Class A Common Stock to its full-time management employees, nearly all of whom are eligible to participate. The purchase price of the shares is equal to the book value of OFSI (adjusted for changes in accounting principles employed by the Company subsequent to May 29, 1986) at the end of the fiscal quarter immediately preceding the purchase date. In connection with the sale of OFSI Class A Common Stock to employees, OFSI has a commitment to repurchase such shares (based on adjusted book value per share, as defined) in connection with an employee's termination from the Company or its subsidiaries. As of December 31, 1997, 17,617.4 outstanding shares of OFSI Class A Common Stock and 497.3 outstanding shares of OFSI Class B Common Stock were held by employees of the Company and its subsidiaries. Shares are purchased at 100% of the book value of the shares on the date of the purchase. Accordingly, the accounting charge for these shares purchased determined under APB 25 and SFAS 123 is zero.

         In October 1997, OFSI's board of directors approved the establishment in 1998 of a fair value stock purchase plan and a stock option plan for selected management employees. The Company expects to repurchase portions of stock held by management under the current Book Value Plan to provide shares for distribution under this new fair value stock purchase plan.

         DEFERRED COMPENSATION PLAN

         The Company provides its key employees with the opportunity to participate in an unfunded deferred compensation program. There were 21 and 19 participants in the program at December 31, 1997 and 1996, respectively. Under the program, participants may defer up to 75% of their annual base salary and up to 100% of their annual bonuses otherwise payable in cash. The amounts deferred are contributed by the Company together with additional corporate funds into a trust. The amounts deferred by participants are used to purchase investments at the direction of the Plan Administration Committee. The amounts contributed to the trust by OFSI are utilized to purchase life insurance policies on qualifying participants and to fund administrative expenses. Upon the death of an insured participant, the proceeds of such a policy are payable to OFSI. Account balances, which are equal to compensation deferred and related earnings, are payable to participants or their beneficiaries upon the earlier of termination of employment, retirement, death, permanent disability or a lump sum on a specific date selected in the future. The Company has guaranteed the participants a fixed rate of return of 8% through December 31, 1999 at which time the rate will be reset but will never be less than 5%. Any differences between the fixed rate and the rate of return earned by the trust will affect the amount of corporate funds necessary to administer the plan.

         The program is not qualified under Section 401 of the Internal Revenue Code. Amounts contributed to the plan through December 31, 1997 amounted to $1,982.

         MANAGEMENT INCENTIVES

         The board of directors of the Company has approved a management bonus pool for prior service rendered to the Company relating to improvements in earnings performance over the past several years. The bonus pool will be allocated to individual employees and officers on the basis of their relative contribution to achieving the improved level of earnings. The creation of this bonus pool resulted in a before tax charge to cost of operations of $25,145 in 1997.

16.      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                SC INTERNATIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands, Except Share Data)


16.      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS--(Continued)

         The carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses and other liabilities are reasonable estimates of their fair values. Letters of credit are included in the estimated fair value of accrued expenses and other liabilities. The estimated fair values and carrying amounts of other financial instruments at December 31, 1997 and 1996, are as follows:

                                                                    December 31, 1997
                                                                 ------------------------
                                                                 Estimated       Carrying
                                                                 Fair Value       Amount
                                                                 ----------      --------

         Assets:
            Senior subordinated note due from affiliate (a)       $ 44,965       $ 44,965

         Liabilities:
            Term loans (b)                                          89,775         89,775
            9.25% senior subordinated notes (b)                    310,890        300,000
            Other long-term debt (b)                                 6,917          6,917
            Interest rate swap agreement (c)                         2,586             --

         The following methods and assumptions were used to estimate the fair value of each class of financial instrument.

         (a) SENIOR SUBORDINATED NOTE DUE FROM AFFILIATE

         The Company's Senior Subordinated Note due from Caterair in 2001 bears a fixed rate of interest of 8% (payable in-kind) and was executed September 29, 1995 in connection with the Transactions. This note is with a related party and as such there is no market activity. Accordingly, the carrying values approximate estimated fair value.

         (b) LONG-TERM DEBT

         The Company's long-term debt securities can be segregated into three categories: (i) term loans and the revolving credit facility; (ii) 9.25% senior subordinated notes; and (iii) other long-term debt. There is no active market for the Company's other long-term debt and, consequently, no quoted prices are available.

              (i)    Term Loans and the Revolving Credit Facility

                     The fair value of the term loans and revolving credit facility approximates the carrying value since interest rates are variable.

              (ii)   9.25% Senior Subordinated Notes

                     The fair value of the Notes is based upon quoted market prices for the Company's and other financial instruments of similar rating and risk.

              (iii)  Other Long-Term Debt

                     The Company's other long-term debt is comprised principally of foreign subsidiary bank borrowings with interest and repayment terms that are not significantly different from current market rates. Accordingly, the carrying values approximate estimated value.

                SC INTERNATIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands, Except Share Data)


16.      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS--(Continued)

         (c) INTEREST RATE SWAP AGREEMENTS

         At December 31, 1997 the Company had interest rate swap instruments (used for hedging purposes) which were not included in the Company's consolidated balance sheet. The estimated fair value of this swap agreement was negative (representing a liability) to the Company at December 31, as a result of fluctuations in projected futures interest rate swap transaction values subsequent to the trade date of December 27, 1995.

         These disclosures relate to financial instruments only. The fair value assumptions were based upon estimates of market conditions and perceived risks of the financial instruments at December 31, 1997.

17.      DISCLOSURES OF SIGNIFICANT RISKS AND UNCERTAINTIES

         The Company's financial instruments expose the Company to market and credit risks and may at times be concentrated with certain counterparties or groups of counterparties. The creditworthiness of counterparties is subject to continuing review and full performance is anticipated unless otherwise specifically disclosed.

         CONCENTRATION OF CASH EQUIVALENTS

         Cash and cash equivalents of $20,303 and $19,898 at December 31, 1997 and 1996, respectively, were in foreign locations; a portion of which is restricted from repatriation under various foreign tax laws and regulations.

         The Company follows the policy of investing all idle domestic cash balances in a money market fund with one money market fund manager. The invested balances amounted to $11,134 and $20,499 at December 31, 1997 and 1996, respectively.

         DEPENDENCE ON KEY CUSTOMERS

         As described in Note 1 and Note 2, the Company is engaged in providing catering services to airlines in the U.S. and internationally (see Note 14 for geographic and customer concentration information). The Company provides these services to its airline customers on an open account unsecured basis. Prior to the Transactions described in Note 2, approximately 76% of the Company's revenue was derived from business with American under a long-term catering agreement that expires at the end of 2003. In connection with the Transactions, CII and Sky Chefs licensed Caterair's rights under Caterair's contract with American which runs through the end of 2001. In 1997, business with American accounted for approximately 29% of the Company's business with no other customer providing more than 10% of total annual revenues. The business combination with Caterair substantially expanded the Company's base of operations and reduced substantially its concentration of customer risk.

         The contracts with American specify pricing and quality performance standards; failure to comply with the quality standards may result in financial penalties or termination of the contract at the affected airport (or in some cases, at a comparable airport) and, in certain cases, the purchase of the kitchen at the affected airport by American. From time to time the contracts with American have been amended and/or extended and such contracts may be further amended and/or extended in the future. During 1997, American terminated the Company's services at certain of the Caterair kitchens due to the Company's failure to comply with these quality standards. Based on current service levels, the Company estimates that such terminations will result in reductions of annual revenues of approximately $34 million. Despite the loss of these revenues, management estimates that the Company continues to provide approximately 86% of American's domestic

                SC INTERNATIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands, Except Share Data)


17.      DISCLOSURE OF SIGNIFICANT RISKS AND UNCERTAINTIES--(Continued)

         airline catering requirements. The loss of the business with American or a significant portion of such business would have a material adverse effect on the business of the Company.

         DEPENDENCE ON AIRLINE INDUSTRY TRENDS

         The Company's revenues are largely dependent upon the number of passengers who travel on airlines, the number of airline flights serviced by the Company and the level of meal service provided to passengers. As a result, a decline in the number of airline flights or in passenger traffic, or a reduction or downgrading of airline meal services, as has been the case in recent years in North America, could have a severe financial impact on the Company.

         In the past several years, a number of United States airlines have merged with other airlines, sought protection under federal bankruptcy laws or ceased operating altogether. To the extent the Company has a significant business relationship with an airline that reduces or ceases operations or seeks protection under federal bankruptcy laws, the Company's revenues may be materially adversely affected and the Company's realization of its investments in kitchen facilities, accounts receivable and other assets related to such customers may be negatively impacted.

         REPATRIATION AND CURRENCY RISKS

         A significant portion of the Company's operations are outside the United States. International operations are subject to a number of special risks. These special risks include currency exchange rate fluctuations, trade barriers, and political and economic risks in less developed countries such as hyperinflation governmental expropriation and exchange controls, and other governmental restrictions that may limit the ability to repatriate earnings of foreign subsidiaries.

         CATERAIR OPERATIONS RESTRUCTURING

         In 1993 and 1994, the business formerly operated by Caterair lost over $42,000 (excluding one-time charges for asset write-downs, provisions for kitchen closures and other nonrecurring charges). In connection with the Transactions, the Company consolidated kitchen operations at airports where excess kitchen capacity existed. This consolidation process resulted in the closing of certain kitchen facilities and a reduction in the number of personnel. In addition to $8,200 which was charged to income and included in integration expenses in 1995, the Company incurred approximately $17,990 and $30,361 of costs in 1997 and 1996, respectively, associated with integrating, restructuring and improving its combined operations.

18.      COMMITMENTS AND CONTINGENCIES

         On June 23, 1995, the Company settled, for a payment of $3,700, a claim asserted by American, for rent payable by the Company under facility subleases with American and occupancy costs reimbursed by American under its catering agreements with the Company. The settlement resulted in a pre-tax charge to 1995 income of $100.

         In the normal course of business, the Company is from time to time named a defendant in litigation and is currently a defendant in several actions. However, in the opinion of management, the outcome of such litigation will not result in a material adverse effect on the consolidated financial position or results of operations of the Company.

                SC INTERNATIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands, Except Share Data)


19.      CHANGES IN WORKING CAPITAL ITEMS

                                                                         Year Ended December 31,
                                                                 ----------------------------------------
                                                                   1997            1996            1995
                                                                 --------        --------        --------

         (Increase) decrease in accounts receivable              $(14,086)       $(13,655)       $  5,606
         (Increase) decrease in inventories                        (1,611)         (1,165)          1,234
         Increase in prepaid expenses                              (1,302)         (2,578)         (1,819)
         Increase (decrease) in accounts payable                      893          (3,952)          1,233
         Increase in accrued expenses                               4,292          36,003          12,157
                                                                 --------        --------        --------

              (Increase) decrease in working capital items       $(11,814)       $ 14,653        $ 18,411
                                                                 ========        ========        ========

20.      SUBSEQUENT EVENT

         On March 6, 1998, Sky Chefs entered into a non-binding letter of intent with a third party pursuant to which Sky Chefs agreed to purchase the airline catering operations conducted by such third party. The consummation of such acquisition is subject to the completion of legal, business and financial due diligence, receipt of any necessay government and other third party approvals, and the negotiation and execution by the parties of a mutually acceptable definitive acquisition agreement. Currently, Sky Chefs intends to fund the purchase price for such operations through additional borrowings. There is no assurance that such acquisition (or related borrowings) will be consummated and, if consummated, as to the terms and conditions upon which such transactions (or related borrowings) will be effected.

21.      GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS

         The separate financial statements of Sky Chefs, CII and certain other indirectly wholly-owned domestic subsidiaries of SCIS which are guarantors of the New Notes (the "Subsidiary Guarantors") are not included herein because the Subsidiary Guarantors are wholly-owned consolidated subsidiaries of the Company and are jointly, severally and unconditionally liable for the obligations represented by the New Notes on a senior subordinated basis. The Company believes that the condensed consolidating financial information for the Company, the combined Subsidiary Guarantors and the subsidiaries of SCIS which are not guarantors of the New Notes (the "Non-Guarantor Subsidiaries") provide Noteholders with information that is more meaningful to them in understanding the financial position of the Subsidiary Guarantors than separate financial statements of the Subsidiary Guarantors. Therefore, the separate financial statements of the Subsidiary Guarantors are not deemed material to investors.

         Investments in subsidiaries are accounted for by the parent on the equity method for purposes of the presentation set forth below. Earnings of subsidiaries are therefore reflected in the parent's investment accounts and earnings. The principal elimination entries set forth below eliminate investment in subsidiaries and intercompany balances and transactions.

         Set forth below is consolidating financial information for (i) the combined Subsidiary Guarantors, (ii) the combined Non-Guarantor Subsidiaries, (iii) the Company (on a parent basis only), (iv) an elimination column for adjustments to arrive at the information for the Company and its subsidiaries on a consolidated basis and (v) the Company and its subsidiaries on a consolidated basis for each of the three years in the period ended December 31, 1997.

                SC INTERNATIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


21.  GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS - (CONTINUED)

                          CONSOLIDATING BALANCE SHEETS


                                                                                         December 31, 1997
                                                                       -----------------------------------------------------------
                                                                          Combined     Combined     SC International
                                                                        Guarantor    Non-Guarantor    Services, Inc.   Elimination
                          ASSETS                                       Subsidiaries  Subsidiaries     (Parent Only)      Entries
                                                                       ------------  -------------  ----------------   -----------
         Current assets:
              Cash and cash equivalents                                  $   2,693     $   5,423        $  15,094       $      --
              Accounts and notes receivable, net                            87,072        75,469              291          (1,361)
              Advance to affiliate                                                            --          265,713         (265,713)
              Tax refund receivable from parent                                 --            --               --              --
              Inventories                                                   10,225         9,536               --              --
              Deferred income taxes                                         11,872            --               --          (2,957)
              Prepaid expenses                                               9,271         9,135               --              --
                                                                         ---------     ---------        ---------       ---------

                   Total current assets                                    121,133        99,563          281,098        (270,031)

         Property and equipment, net                                       114,609        81,372              157              --
         Deferred income taxes                                              47,790         2,305            8,459              --
         Goodwill and intangible assets, net                               270,424         1,620            7,500         (30,402)
         Investment in affiliates                                          175,375        65,033           60,687        (279,720)
         Loan to affiliate                                                      --            --           44,965              --
         Other assets                                                       30,423         2,707           20,418           4,434
                                                                         ---------     ---------        ---------       ---------

                   Total assets                                          $ 759,754     $ 231,709        $ 423,284       $ 554,823
                                                                         =========     =========        =========       =========

                    LIABILITIES AND SHAREHOLDER'S EQUITY

         Current liabilities:
              Accounts payable                                           $  42,828     $  19,361        $     343       $   5,961
              Accrued expenses                                              98,241        63,270           17,504              --
              Taxes payable to parent                                        1,402            --               --              --
              Payable to affiliate                                         220,156        93,407               --        (309,593)
              Current portion of long-term debt                                 --        15,255              900         (10,941)
              Current portion of obligations
                   under capital leases                                        152           231               --              --
                                                                         ---------     ---------        ---------       ---------

                   Total current liabilities                               362,779       191,524           18,747        (314,573)

         Obligations under capital leases                                   27,745         2,084               --              --
         Long-term debt                                                     18,180         2,603          388,875         (18,180)
         Deferred income taxes                                                  --         2,957               --          (2,957)
         Other long-term liabilities                                       156,511         4,295            8,240          (6,719)
                                                                         ---------     ---------        ---------       ---------

                   Total liabilities                                       565,215       203,463          415,862        (342,429)
                                                                         ---------     ---------        ---------       ---------

         Minority interest                                                   3,312         7,074               --              --
                                                                         ---------     ---------        ---------       ---------

         Commitments and contingencies                                          --            --               --              --

         Shareholder's equity:
              Common stock                                                      10            --               --             (10)
              Additional paid-in capital                                   181,788        14,745           59,579        (196,533)
              Cumulative translation adjustment                               (559)       (4,878)          (5,437)          5,437
              Minimum pension liability adjustment                            (714)           --             (714)            714
              Retained earnings (deficit)                                   10,702        32,196          (46,006)        (42,898)
                                                                         ---------     ---------        ---------       ---------

                   Total shareholder's equity                              191,227        21,172            7,422        (212,399)
                                                                         ---------     ---------        ---------       ---------

                        Total liabilities and shareholder's equity       $ 759,754     $ 231,709        $ 423,284       $(554,528)
                                                                         =========     =========        =========       =========


                                                                        December 31, 1997
                                                                        -----------------
                                                                               Total
                                                                               SCIS
                          ASSETS                                           Consolidated
                                                                           ------------
         Current assets:
              Cash and cash equivalents                                     $  23,210
              Accounts and notes receivable, net                              161,471
              Advance to affiliate                                                 --
              Tax refund receivable from parent                                    --
              Inventories                                                      19,761
              Deferred income taxes                                             8,915
              Prepaid expenses                                                 18,406
                                                                            ---------

                   Total current assets                                       231,763

         Property and equipment, net                                          196,138
         Deferred income taxes                                                 58,554
         Goodwill and intangible assets, net                                  249,142
         Investment in affiliates                                              21,375
         Loan to affiliate                                                     44,965
         Other assets                                                          57,982
                                                                            ---------

                   Total assets                                             $ 859,919
                                                                            =========

                    LIABILITIES AND SHAREHOLDER'S EQUITY

         Current liabilities:
              Accounts payable                                              $  68,493
              Accrued expenses                                                179,015
              Taxes payable to parent                                           1,402
              Payable to affiliate                                              3,970
              Current portion of long-term debt                                 5,214
              Current portion of obligations
                   under capital leases                                           383
                                                                            ---------

                   Total current liabilities                                  258,477

         Obligations under capital leases                                      29,829
         Long-term debt                                                       391,478
         Deferred income taxes                                                     --
         Other long-term liabilities                                          162,327
                                                                            ---------

                   Total liabilities                                          842,111
                                                                            ---------

         Minority interest                                                     10,386
                                                                            ---------

         Commitments and contingencies                                             --

         Shareholder's equity:
              Common stock                                                         --
              Additional paid-in capital                                       59,579
              Cumulative translation adjustment                                (5,437)
              Minimum pension liability adjustment                               (714)
              Retained earnings (deficit)                                     (46,006)
                                                                            ---------

                   Total shareholder's equity                                   7,422
                                                                            ---------

                        Total liabilities and shareholder's equity          $ 859,919
                                                                            =========

                SC INTERNATIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


21.  GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS - (CONTINUED)


                                                                                    December 31, 1996
                                                                -----------------------------------------------------------
                                                                   Combined        Combined     SC International
                                                                 Guarantor       Non-Guarantor    Services, Inc.   Elimination
                          ASSETS                                Subsidiaries     Subsidiaries     (Parent Only)      Entries
                                                                ------------     -------------  ----------------   -----------
         Current assets:
              Cash and cash equivalents                           $   1,399        $   9,862        $  32,056        $      --
              Accounts and notes receivable, net                     87,807           57,837            4,525           (1,760)
              Advance to affiliate                                                        --          237,527         (237,527)
              Tax refund receivable from parent                       1,893               --               --               --
              Inventories                                            10,204            7,008              938               --
              Deferred income taxes                                   6,167              938               --               --
              Prepaid expenses                                       10,698            6,406               --               --
                                                                  ---------        ---------        ---------        ---------

                   Total current assets                             118,168           82,051          275,046         (239,287)

         Property and equipment, net                                103,839           86,673               94               --
         Deferred income taxes                                       39,816               --            9,343           (3,353)
         Goodwill and intangible assets, net                        282,379              498               --          (37,653)
         Investment in affiliates                                   197,376            1,144           45,558         (231,278)
         Loan to affiliate                                               --               --           41,634               --
         Other assets                                                43,125            2,906           19,440            3,596
                                                                  ---------        ---------        ---------        ---------

                   Total assets                                   $ 784,703        $ 173,272        $ 391,115        $(507,975)
                                                                  =========        =========        =========        =========

                    LIABILITIES AND SHAREHOLDER'S EQUITY

         Current liabilities:
              Accounts payable                                    $  46,607        $  15,748        $     362        $   6,195
              Accrued expenses                                      121,504           53,219               --               --
              Taxes payable to parent                                    --               --               --               --
              Payable to affiliate                                  208,761           24,371               --         (228,627)
              Current portion of long-term debt                          --           15,836           10,787          (10,941)
              Current portion of obligations
                   under capital leases                                 387              247               --               --
                                                                  ---------        ---------        ---------        ---------

                   Total current liabilities                        377,259          109,421           11,149         (233,373)

         Obligations under capital leases                            26,950            2,807               --               --
         Long-term debt                                              18,697            6,197          327,959          (18,697)
         Deferred income taxes                                           --            3,353               --           (3,353)
         Other long-term liabilities                                157,104            8,631            5,276          (14,614)
                                                                  ---------        ---------        ---------        ---------

                   Total liabilities                                580,010          130,409          344,384         (270,037)
                                                                  ---------        ---------        ---------        ---------

         Minority interest                                            9,618               --               --               --
                                                                  ---------        ---------        ---------        ---------

         Commitments and contingencies                                   --               --               --               --

         Shareholder's equity:
              Common stock                                               10               --               --              (10)
              Additional paid-in capital                            175,023           11,187           59,579         (186,210)
              Cumulative translation adjustment                        (807)          (2,990)          (3,797)           3,797
              Minimum pension liability adjustment                     (330)              --             (330)             330
              Retained earnings (deficit)                            21,179           34,666           (8,721)         (55,845)
                                                                  ---------        ---------        ---------        ---------

                   Total shareholder's equity                       195,075           42,863           46,731         (237,938)
                                                                  ---------        ---------        ---------        ---------

                 Total liabilities and shareholder's equity       $ 784,703        $ 173,272        $ 391,115        $(507,975)
                                                                  =========        =========        =========        =========


                                                                December 31, 1997
                                                                -----------------
                                                                       Total
                                                                       SCIS
                          ASSETS                                   Consolidated
                                                                   ------------
         Current assets:
              Cash and cash equivalents                             $  43,317
              Accounts and notes receivable, net                      148,409
              Advance to affiliate                                        --
              Tax refund receivable from parent                         1,893
              Inventories                                              18,150
              Deferred income taxes                                     7,105
              Prepaid expenses                                         17,104
                                                                    ---------

                   Total current assets                               235,978

         Property and equipment, net                                  190,606
         Deferred income taxes                                         45,806
         Goodwill and intangible assets, net                          245,224
         Investment in affiliates                                      12,800
         Loan to affiliate                                             41,634
         Other assets                                                  69,067
                                                                    ---------

                   Total assets                                     $ 841,115
                                                                    =========

                    LIABILITIES AND SHAREHOLDER'S EQUITY

         Current liabilities:
              Accounts payable                                      $  68,912
              Accrued expenses                                        174,723
              Taxes payable to parent                                      --
              Payable to affiliate                                      4,505
              Current portion of long-term debt                        15,682
              Current portion of obligations
                   under capital leases                                   634
                                                                    ---------

                   Total current liabilities                          264,456

         Obligations under capital leases                              29,757
         Long-term debt                                               334,156
         Deferred income taxes                                             --
         Other long-term liabilities                                  156,397
                                                                    ---------

                   Total liabilities                                  784,766
                                                                    ---------

         Minority interest                                              9,618
                                                                    ---------

         Commitments and contingencies                                     --

         Shareholder's equity:
              Common stock                                                 --
              Additional paid-in capital                               59,579
              Cumulative translation adjustment                        (3,797)
              Minimum pension liability adjustment                       (330)
              Retained earnings (deficit)                              (8,721)
                                                                    ---------

                   Total shareholder's equity                          46,731
                                                                    ---------

                 Total liabilities and shareholder's equity         $ 841,115
                                                                    =========

                SC INTERNATIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


21.      GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS - (CONTINUED)



  CONSOLIDATING STATEMENTS OF OPERATIONS


                                                                            Year Ended December 31, 1997
                                                     -----------------------------------------------------------------------------
                                                        Combined       Combined     SC International                      Total
                                                      Guarantor      Non-Guarantor    Services, Inc.   Elimination        SCIS
                                                     Subsidiaries    Subsidiaries     (Parent Only)      Entries      Consolidated
                                                     ------------    -------------  ----------------   -----------    ------------

         Revenues                                     $ 1,063,221      $ 577,615        $     --        $(38,013)     $ 1,602,823
                                                      -----------      ---------        --------        --------      -----------
         Costs and expenses:
              Cost of operations                          953,552        528,418             232         (38,013)       1,444,189
              Depreciation and amortization                31,091         11,087              14              --           42,192
              Selling, general and administrative          26,946         19,439           6,012              --           52,397
              Integration expenses                         11,087          6,903              --              --           17,990
                                                      -----------      ---------        --------        --------      -----------

                  Total costs and expenses              1,022,676        565,847           6,258         (38,013)       1,556,768
                                                      -----------      ---------        --------        --------      -----------

         Operating income (loss)                           40,545         11,768          (6,258)             --           46,055
                                                      -----------      ---------        --------        --------      -----------
         Other income (expense):
              Interest income                                 799          8,418           5,299          (7,967)           6,549
              Interest expense                            (22,310)       (11,741)        (26,273)          7,967          (52,357)
              Minority interest                            (2,056)        (3,587)             --              --           (5,643)
              Other                                        (1,865)        (2,432)        (14,521)         12,947           (5,871)
                                                      -----------      ---------        --------        --------      -----------

                  Total other expense                     (25,432)        (9,342)        (35,495)         12,947          (57,322)
                                                      -----------      ---------        --------        --------      -----------

         Income (loss) before income taxes                 15,113          2,426         (41,753)         12,947          (11,267)
         Provision (benefit) for income taxes               4,845          4,896          (4,468)             --            5,273
         Extraordinary loss, net of income taxes               --             --         (20,745)             --          (20,745)
                                                      -----------      ---------        --------        --------      -----------

         Net Income (loss)                            $    10,268      $  (6,159)       $(58,030)       $ 12,947      $   (37,285)
                                                      ===========      =========        ========        ========      ===========

                SC INTERNATIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


21.      GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS - (CONTINUED)

                     CONSOLIDATING STATEMENTS OF OPERATIONS


                                                                            Year Ended December 31, 1996
                                                     -----------------------------------------------------------------------------
                                                        Combined       Combined     SC International                      Total
                                                      Guarantor      Non-Guarantor    Services, Inc.   Elimination        SCIS
                                                     Subsidiaries    Subsidiaries     (Parent Only)      Entries      Consolidated
                                                     ------------    -------------  ----------------   -----------    ------------

         Revenues                                     $ 1,007,155      $ 563,678        $     --         $(41,017)     $ 1,529,816
                                                      -----------      ---------        --------         --------      -----------
         Costs and expenses:
              Cost of operations                          905,770        510,921             406          (41,017)       1,376,080
              Depreciation and amortization                23,638         14,289               1               --           37,928
              Selling, general and administrative          32,984         11,209           4,661               --           48,854
              Integration expenses                         25,095          5,266              --               --           30,361
                                                      -----------      ---------        --------         --------      -----------

                  Total costs and expenses                987,487        541,685           5,068          (41,017)       1,493,223
                                                      -----------      ---------        --------         --------      -----------

         Operating income (loss)                           19,668         21,993          (5,068)              --           36,593
                                                      -----------      ---------        --------         --------      -----------
         Other income (expense):
              Interest income                               2,249         11,257           4,173           (9,783)           7,896
              Interest expense                            (24,681)       (14,371)        (21,162)           9,783          (50,431)
              Minority interest                              (220)        (2,793)             --               --           (3,013)
              Other                                         1,394         (9,624)          3,282            3,282           (1,666)
                                                      -----------      ---------        --------         --------      -----------

                  Total other expense                     (21,258)       (15,531)        (13,707)           3,282          (47,214)
                                                      -----------      ---------        --------         --------      -----------

         Income (loss) before income taxes                 (1,590)         6,462         (18,775)           3,282          (10,621)
         Provision (benefit) for income taxes               2,799          5,355          (7,734)              --              420
         Extraordinary loss, net of income taxes               --             --              --               --               --
                                                      -----------      ---------        --------         --------      -----------

         Net Income (loss)                            $    (4,389)     $   1,107        $(11,041)        $  3,282      $   (11,041)
                                                      ===========      =========        ========         ========      ===========

                SC INTERNATIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands, Except Share Data)


21.  GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS - (CONTINUED)


                     CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                            Year Ended December 31, 1995
                                                     -----------------------------------------------------------------------------
                                                        Combined       Combined     SC International                      Total
                                                      Guarantor      Non-Guarantor    Services, Inc.   Elimination        SCIS
                                                     Subsidiaries    Subsidiaries     (Parent Only)      Entries      Consolidated
                                                     ------------    -------------  ----------------   -----------    ------------

         Revenues                                      $ 596,253       $ 161,522         $     --        $(18,673)      $ 739,102
                                                       ---------       ---------         --------        --------       ---------
         Costs and expenses:
              Cost of operations                         536,223         146,707               --         (18,673)        664,257
              Depreciation and amortization               17,682           3,656               --              --          21,338
              Selling, general and administrative         18,612           9,233              231              --          28,076
              Integration expenses                        28,644              --               --              --          28,644
                                                       ---------       ---------         --------        --------       ---------

                  Total costs and expenses               601,161         159,596              231         (18,673)        742,315
                                                       ---------       ---------         --------        --------       ---------

         Operating income (loss)                          (4,908)          1,926             (231)             --          (3,213)
                                                       ---------       ---------         --------        --------       ---------
         Other income (expense):
              Interest income                              6,243             325            6,213         (10,323)          2,458
              Interest expense                           (14,075)         (5,916)         (10,047)         10,323         (19,715)
              Minority interest                               --          (1,127)              --              --          (1,117)
              Other                                       (1,887)          5,276          (13,551)          9,180            (982)
                                                       ---------       ---------         --------        --------       ---------

                  Total other expense                     (9,719)         (1,432)         (17,385)          9,180         (19,356)
                                                       ---------       ---------         --------        --------       ---------

         Income (loss) before income taxes               (14,627)            494          (17,616)          9,180         (22,569)
         Provision (benefit) for income taxes             (5,739)            786           (1,572)             --          (6,525)
         Extraordinary loss, net of income taxes              --              --               --              --              --
                                                       ---------       ---------         --------        --------       ---------

         Net Income (loss)                             $  (8,888)      $    (292)        $(16,044)       $  9,180       $ (16,044)
                                                       =========       =========         ========        ========       =========

                SC INTERNATIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands, Except Share Data)


21.      GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS - (CONTINUED)

                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                                      Year Ended December 31, 1997
                                                                     -------------------------------------------------------------
                                                                       Combined        Combined     SC International
                                                                      Guarantor      Non-Guarantor    Services, Inc.   Elimination
                                                                     Subsidiaries    Subsidiaries     (Parent Only)      Entries
                                                                     ------------    -------------  ----------------   -----------

         Cash flows from operating activities:                         $  4,969        $  4,260        $   9,168        $       --
                                                                       --------        --------         ---------        ---------
         Cash flows from investing activities:
             Acquisition of businesses                                       --              --           (35,273)              --
             Purchase of property and equipment                         (23,771)         (9,703)              (77)              --
             Advances from (to) affiliates                               13,288          14,363           (28,186)              --
             Other                                                           --              --                --               --
                                                                       --------        --------         ---------        ---------

                    Net cash used in investing activities               (10,483)          4,660           (63,536)              --
                                                                       --------        --------         ---------        ---------

         Cash flows from financing activities:
             Proceeds from issuance of long-term debt                        --              --            90,000               --
             Proceeds from issuance of notes                                 --              --           300,000               --
             Payment of long-term debt and obligations under
                  capital leases                                             43          (4,397)         (213,971)              --
             Payment of notes                                                --              --          (125,000)
             Borrowing (repayments) of foreign bank overdrafts               --          (1,312)               --               --
             Purchase of employee stock loans from an affiliate              --              --                --               --
             Dividends                                                       --          (4,180)               --               --
             Deferred financing costs                                        --              --           (13,623)              --
             Net change in (payable to) and receivable from parent        6,765          (3,470)               --               --
                                                                       --------        --------         ---------        ---------

               Net cash provided by (used in) financing activities        6,808         (13,359)           37,406               --
                                                                       --------        --------         ---------        ---------

         Increase in cash and cash equivalents                            1,294          (4,439)          (16,962)              --
         Cash and cash equivalents, beginning of period                   1,399           9,862            32,056               --
                                                                       --------        --------         ---------        ---------

         Cash and cash equivalents, end of period                      $  2,693        $  5,423         $  15,094        $      --
                                                                       ========        ========         =========        =========


                                                                  Year Ended December 31, 1997
                                                                  ----------------------------
                                                                           Total
                                                                           SCIS
                                                                       Consolidated
                                                                       ------------

         Cash flows from operating activities:                           $  18,397
                                                                         ---------
         Cash flows from investing activities:
             Acquisition of businesses                                     (35,273)
             Purchase of property and equipment                            (33,551)
             Advances from (to) affiliates                                    (535)
             Other                                                              --
                                                                         ---------

                    Net cash used in investing activities                  (69,359)
                                                                         ---------

         Cash flows from financing activities:
             Proceeds from issuance of long-term debt                       90,000
             Proceeds from issuance of notes                               300,000
             Payment of long-term debt and obligations under
                  capital leases                                          (218,325)
             Payment of notes                                             (125,000)
             Borrowing (repayments) of foreign bank overdrafts              (1,312)
             Purchase of employee stock loans from an affiliate                 --
             Dividends                                                      (4,180)
             Deferred financing costs                                      (13,623)
             Net change in (payable to) and receivable from parent           3,295
                                                                         ---------

               Net cash provided by (used in) financing activities          30,855
                                                                         ---------

         Increase in cash and cash equivalents                             (20,107)
         Cash and cash equivalents, beginning of period                     43,317
                                                                         ---------

         Cash and cash equivalents, end of period                        $  23,210
                                                                         =========

                SC INTERNATIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands, Except Share Data)


21.  GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS - (CONTINUED)


                     CONSOLIDATING STATEMENTS OF CASH FLOWS


                                                                                  Year Ended December 31, 1996
                                                                         -----------------------------------------------
                                                                           Combined        Combined     SC International
                                                                          Guarantor      Non-Guarantor    Services, Inc.
                                                                         Subsidiaries    Subsidiaries     (Parent Only)
                                                                         ------------    -------------  ----------------


         Cash flows from operating activities:                              $ 43,063       $    348         $ 30,263
                                                                            --------       --------         --------
         Cash flows from investing activities:
             Acquisition of businesses                                            --             --               --
             Purchase of property and equipment                              (31,477)        (5,329)             (94)
             Advances from (to) affiliates                                   (38,310)         5,773               --
             Other                                                                --             --               --
                                                                            --------       --------         --------

                    Net cash used in investing activities                    (69,787)           444              (94)
                                                                            --------       --------         --------

         Cash flows from financing activities:
             Proceeds from issuance of long-term debt                             --             --               --
             Proceeds from issuance of notes                                      --             --               --
             Payment of long-term debt and obligations under
                  capital leases                                                (645)          (198)         (10,987)
             Payment of notes                                                     --             --               --
             Borrowing (repayments) of foreign bank overdrafts                    --         (1,609)              --
             Purchase of employee stock loans from an affiliate                   --             --               --
             Dividends                                                         3,948         (7,363)              --
             Deferred financing costs                                             --             --               --
             Net change in (payable to) and receivable from parent                --          6,438               --
                                                                            --------       --------         --------

                    Net cash provided by (used in) financing activities        3,303         (2,732)         (10,987)
                                                                            --------       --------         --------

         Increase in cash and cash equivalents                               (23,421)        (1,940)          19,182
         Cash and cash equivalents, beginning of period                       24,820         11,802           12,874
                                                                            --------       --------         --------

         Cash and cash equivalents, end of period                           $  1,399       $  9,862         $ 32,056
                                                                            ========       ========         ========


                                                                         Year Ended December 31, 1996
                                                                         ----------------------------
                                                                                            Total
                                                                         Elimination        SCIS
                                                                           Entries      Consolidated
                                                                         -----------    ------------


         Cash flows from operating activities:                             $(38,085)       $ 35,589
                                                                           --------        --------
         Cash flows from investing activities:
             Acquisition of businesses                                           --              --
             Purchase of property and equipment                                  --         (36,900)
             Advances from (to) affiliates                                   38,085           5,548
             Other                                                               --              --
                                                                           --------        --------

                    Net cash used in investing activities                    38,085         (31,352)
                                                                           --------        --------

         Cash flows from financing activities:
             Proceeds from issuance of long-term debt                            --              --
             Proceeds from issuance of notes                                     --              --
             Payment of long-term debt and obligations under
                  capital leases                                                 --         (11,830)
             Payment of notes                                                                    --
             Borrowing (repayments) of foreign bank overdrafts                   --          (1,609)
             Purchase of employee stock loans from an affiliate                  --              --
             Dividends                                                           --          (3,415)
             Deferred financing costs                                            --              --
             Net change in (payable to) and receivable from parent               --           6,438
                                                                           --------        --------

                    Net cash provided by (used in) financing activities          --         (10,416)
                                                                           --------        --------

         Increase in cash and cash equivalents                                   --          (6,179)
         Cash and cash equivalents, beginning of period                          --          49,496
                                                                           --------        --------

         Cash and cash equivalents, end of period                          $     --        $ 43,317
                                                                           ========        ========

                SC INTERNATIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands, Except Share Data)


21.      GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS - (CONTINUED)

                     CONSOLIDATING STATEMENTS OF CASH FLOWS



                                                                                           Year Ended December 31, 1995
                                                                       -------------------------------------------------------------
                                                                         Combined        Combined     SC International
                                                                        Guarantor      Non-Guarantor    Services, Inc.   Elimination
                                                                       Subsidiaries    Subsidiaries     (Parent Only)      Entries
                                                                       ------------    -------------  ----------------   -----------


         Cash flows from operating activities:                           $ 45,351        $  16,290        $   2,635        $(10,501)
                                                                         --------        ---------        ---------        --------
         Cash flows from investing activities:
           Acquisition of businesses                                      (41,219)        (173,811)           3,879              --
           Purchase of property and equipment                              (7,180)          (2,395)              --              --
           Advances from (to) affiliates                                   51,242          206,524         (307,098)         10,501
           Other                                                              412               --               --              --
                                                                         --------        ---------        ---------        --------

                 Net cash used in investing activities                      3,255           30,318         (303,219)         10,501
                                                                         --------        ---------        ---------        --------

         Cash flows from financing activities:
           Proceeds from issuance of long-term debt                            --               --          225,000              --
           Proceeds from issuance of notes                                     --               --          125,000              --
           Payment of long-term debt and obligations under
                capital leases                                            (17,792)         (37,631)            (267)             --
           Payment of notes                                                    --               --               --              --
           Borrowing (repayments) of foreign bank overdrafts                   --            1,502               --              --
           Purchase of employee stock loans from an affiliate              (6,661)              --               --              --
           Dividends                                                      (10,465)              --               --              --
           Deferred financing costs                                            --               --          (17,337)             --
           Net change in (payable to) and receivable from parent               --               --          (18,938)             --
                                                                         --------        ---------        ---------        --------

                 Net cash provided by (used in) financing activities      (34,918)         (36,129)         313,458              --
                                                                         --------        ---------        ---------        --------

         Increase in cash and cash equivalents                             13,688           10,479           12,874              --
         Cash and cash equivalents, beginning of period                    11,132            1,323               --              --
                                                                         --------        ---------        ---------        --------

         Cash and cash equivalents, end of period                        $ 24,820        $  11,802        $  12,874        $     --
                                                                         ========        =========        =========        ========


                                                                   Year Ended December 31, 1995
                                                                   ----------------------------
                                                                               Total
                                                                               SCIS
                                                                           Consolidated
                                                                           ------------


         Cash flows from operating activities:                              $  53,775
                                                                            ---------
         Cash flows from investing activities:
           Acquisition of businesses                                         (211,151)
           Purchase of property and equipment                                  (9,575)
           Advances from (to) affiliates                                      (38,831)
           Other                                                                  412
                                                                            ---------

                 Net cash used in investing activities                       (259,145)
                                                                            ---------

         Cash flows from financing activities:
           Proceeds from issuance of long-term debt                           225,000
           Proceeds from issuance of notes                                    125,000
           Payment of long-term debt and obligations under
                capital leases                                                (55,690)
           Payment of notes                                                        --
           Borrowing (repayments) of foreign bank overdrafts                    1,502
           Purchase of employee stock loans from an affiliate                  (6,661)
           Dividends                                                          (10,465)
           Deferred financing costs                                           (17,337)
           Net change in (payable to) and receivable from parent              (18,938)
                                                                            ---------

                 Net cash provided by (used in) financing activities          242,411
                                                                            ---------

         Increase in cash and cash equivalents                                 37,041
         Cash and cash equivalents, beginning of period                        12,455
                                                                            ---------

         Cash and cash equivalents, end of period                           $  49,496
                                                                            =========

                                   SIGNATURES
                                   ----------

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SC INTERNATIONAL SERVICES, INC.


Date:  March 26, 1998               By: /s/ Patrick W. Tolbert
                                        ------------------------------------
                                        Patrick W. Tolbert
                                        Executive  Vice  President and Chief
                                        Financial and Administrative Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                    Title                     Date
        ---------                    -----                     ----

 /s/ James J. O'Neill        Director, Chief               March 26, 1998
-------------------------     Executive Officer
     James J. O'Neill        and Acting Chairman of
                             the Board (principal
                             executive officer)


/s/ Patrick W. Tolbert       Director, Executive Vice      March 26, 1998
-------------------------    President and Chief
    Patrick W. Tolbert       Financial and
                             Administrative Officer
                             (principal financial
                             officer)


/s/ Daniel J. Altobello      Director                      March 23, 1998
-------------------------
   Daniel J. Altobello

/s/ Gerald W. Schwartz       Director                      March 25, 1998
-------------------------
    Gerald W. Schwartz

/s/   Ewout Heersink         Director                      March 25, 1998
--------------------------
      Ewout Heersink

/s/   Helmut Woelki          Director                      March 30, 1998
--------------------------
      Helmut Woelki


/s/   Gunther Rothig         Director                      March 30, 1998
--------------------------
      Gunther Rothig


/s/  Helmut Bleckman         Director                      March 30, 1998
--------------------------
     Helmut Bleckman


/s/   Michael Z. Kay         Director                      March 26, 1998
--------------------------
      Michael Z. Kay

        Signature                    Title                     Date
        ---------                    -----                     ----


/s/ William S. Woodside      Director                      March 25, 1998
-------------------------
    William S. Woodside

/s/   Thomas J. Lee          Director -- Financial         March 20, 1998
-------------------------    Accounting
      Thomas J. Lee          (principal accounting
                             officer)

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          SKY CHEFS, INC.


March 26, 1998                            By:

                                            /s/   Patrick W. Tolbert
                                            ------------------------------------
                                            Name: Patrick W. Tolbert
                                            Title: Executive Vice President and
                                                   Chief
                                               Financial and Administrative
                                                   Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


                     SIGNATURE                                  TITLE                      DATE
                     ---------                                  -----                      ----

           /s/    Michael Z. Kay                     Director, President and         March 26, 1998
---------------------------------------------------  Chief Executive Officer
                  Michael Z. Kay                     (principal executive
                                                     officer)

          /s/   Patrick W. Tolbert                   Director, Executive Vice        March 26, 1998
---------------------------------------------------  President and Chief
                Patrick W. Tolbert                   Financial and
                                                     Administrative Officer
                                                     (principal financial
                                                     officer)

         /s/    Gerald W. Schwartz                   Director                        March 25, 1998
---------------------------------------------------
                Gerald W. Schwartz

        /s/       Ewout Heersink                     Director                        March 25, 1998
---------------------------------------------------
                  Ewout Heersink

        /s/        Helmut Woelki                     Director                        March 30, 1998
---------------------------------------------------
                   Helmut Woelki

        /s/       Gunther Rothig                     Director                        March 30, 1998
---------------------------------------------------
                  Gunther Rothig

        /s/      Helmut Bleckmann                    Director                        March 30, 1998
---------------------------------------------------
                 Helmut Bleckmann

         /s/    William S. Woodside                  Director                        March 27, 1998
---------------------------------------------------
                William S. Woodside

                  /s/  Thomas J. Lee                 Director -- Financial           March 20, 1998
---------------------------------------------------    Accounting (principal
                   Thomas J. Lee                       accounting officer)



                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CATERAIR INTERNATIONAL, INC. (II)

March 26, 1998                            By: /s/ James J. O'Neill
                                            ------------------------------------
                                            Name: James J. O'Neill
                                            Title: Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


                SIGNATURE                                TITLE                       DATE
------------------------------------------  -------------------------------    ----------------

        /s/  James J. O'Neill               Director and Chairman of the        March 26, 1998
------------------------------------------  Board (principal executive,
             James J. O'Neill               financial and accounting
                                            officer)

          /s/ Eric J. Rosen                 Director                            March 18, 1998
------------------------------------------
              Eric J. Rosen

       /s/  J. Thomas Markley               Director                            March 17, 1998
------------------------------------------
            J. Thomas Markley

      /s/     Aaron Gellman                 Director                            March 22, 1998
------------------------------------------
              Aaron Gellman

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ARLINGTON SERVICES, INC.

March 20, 1998                            By: /s/ Thomas J. Lee
                                             -----------------------------------
                                            Name: Thomas J. Lee
                                            Title: President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


                SIGNATURE                                TITLE                       DATE
------------------------------------------  -------------------------------    ----------------

            /s/ Thomas J. Lee               Director and President               March 20, 1998
------------------------------------------    (principal executive,
              Thomas J. Lee                   financial and accounting
                                              officer)

            /s/ Norman J. Shuman            Director, Vice President             March 18, 1998
------------------------------------------    and Treasurer
             Norman J. Shuman

           /s/ Donald F. West               Director and Secretary               March 20, 1998
------------------------------------------
              Donald F. West

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ARLINGTON SERVICES HOLDING CORPORATION

March 20, 1998                            By: /s/ Thomas J. Lee
                                             -----------------------------------
                                            Name: Thomas J. Lee
                                            Title: President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


                SIGNATURE                                TITLE                       DATE
------------------------------------------  -------------------------------    ----------------

            /s/ Thomas J. Lee               Director and President               March 20, 1998
------------------------------------------    (principal executive,
              Thomas J. Lee                   financial and accounting
                                              officer)

           /s/ Norman J. Shuman             Director, Vice President and         March 18, 1998
------------------------------------------    Treasurer
             Norman J. Shuman

            /s/ Donald F. West              Director and Secretary               March 20, 1998
------------------------------------------
              Donald F. West

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BETHESDA SERVICES, INC.

March 20, 1998                            By: /s/ Donald F. West
                                            ------------------------------------
                                            Name: Donald F. West
                                            Title: President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


                SIGNATURE                                TITLE                       DATE
------------------------------------------  -------------------------------    ----------------

           /s/ Donald F. West               Director, President and             March 20, 1998
------------------------------------------    Secretary (principal
              Donald F. West                  executive, financial and
                                              accounting officer)
          /s/ Norman J. Shuman              Director, Vice President and         March 18, 1998
------------------------------------------    Treasurer
             Norman J. Shuman

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CATERAIR NEW ZEALAND LIMITED

March 20, 1998                            By: /s/ Donald F. West
                                            ------------------------------------
                                            Name: Donald F. West
                                            Title: President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                SIGNATURE                                 TITLE                      DATE
------------------------------------------  ---------------------------------  ----------------

/s/ Donald F. West                          Director, President and Secretary   March 20, 1998
------------------------------------------    (principal executive, financial
              Donald F. West                  and accounting officer)

/s/ Norman J. Shuman                         Director, Vice President and       March 18, 1998
------------------------------------------    Treasurer
             Norman J. Shuman

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          JFK CATERERS, INC.

March 20, 1998                            By: /s/ Thomas J. Lee
                                            ------------------------------------
                                            Name: Thomas J. Lee
                                            Title: President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


                SIGNATURE                                TITLE                       DATE
------------------------------------------  -------------------------------    ----------------

/s/ Thomas J. Lee                           Director and President              March 20, 1998
------------------------------------------    (principal executive,
              Thomas J. Lee                   financial and accounting
                                              officer)

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CATERAIR CONSULTING SERVICES
                                          CORPORATION

March 20, 1998                            By: /s/ Thomas J. Lee
                                            ------------------------------------
                                            Name: Thomas J. Lee
                                            Title: President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


                SIGNATURE                              TITLE                       DATE
------------------------------------------  ----------------------------    -------------------

/s/ Thomas J. Lee                           Director and President           March 20, 1998
------------------------------------------    (principal executive,
              Thomas J. Lee                   financial and accounting
                                              officer)

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WESTERN AIRE CHEF, INC.

March 20, 1998                            By:  /s/ Thomas J. Lee
                                            ------------------------------------
                                            Name: Thomas J. Lee
                                            Title: President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


                SIGNATURE                              TITLE                       DATE
------------------------------------------  ----------------------------    -------------------

/s/ Thomas J. Lee                           President                        March 20, 1998
------------------------------------------    (principal executive,
              Thomas J. Lee                   financial and accounting
                                              officer)

/s/ Daniel J. Altobello                     Director                         March 23, 1998
------------------------------------------
           Daniel J. Altobello

/s/ Patrick W. Tolbert                      Director                         March 26, 1998
------------------------------------------
            Patrick W. Tolbert

/s/ Donald F. West                          Director                         March 20, 1998
------------------------------------------
              Donald F. West

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CATERAIR ST. THOMAS HOLDINGS
                                          CORPORATION

March 20, 1998                           By:  /s/ Thomas J. Lee
                                            ------------------------------------
                                            Name: Thomas J. Lee
                                            Title: President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.



                SIGNATURE                               TITLE                      DATE
------------------------------------------  ------------------------------  -------------------

/s/ Thomas J. Lee                           Director and President           March 20, 1998
------------------------------------------    (principal executive,
              Thomas J. Lee                   financial and accounting
                                              officer)

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CATERAIR INTERNATIONAL TRANSITION
                                          CORPORATION

March 20, 1998                            By: /s/ Thomas J. Lee
                                            ------------------------------------
                                            Name: Thomas J. Lee
                                            Title: President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


                SIGNATURE                              TITLE                       DATE
------------------------------------------  ----------------------------    -------------------


/s/ Thomas J. Lee                           Director and President           March 20, 1998
------------------------------------------    (principal executive,
              Thomas J. Lee                   financial and accounting
                                              officer)

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SKY CHEFS ARGENTINE, INC.

March 20, 1998                            By: /s/ Thomas J. Lee
                                            ------------------------------------
                                            Name: Thomas J. Lee
                                            Title: President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.



                SIGNATURE                              TITLE                       DATE
------------------------------------------  ----------------------------    -------------------


         /s/   Thomas J. Lee                  President
------------------------------------------    (principal executive,             March 20, 1998
              Thomas J. Lee                   financial and accounting
                                              officer)

      /s/   Patrick W. Tolbert                Director                          March 26, 1998
------------------------------------------
            Patrick W. Tolbert

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CATERAIR AIRPORT PROPERTIES, INC.

March 20, 1998                            By: /s/ Thomas J. Lee
                                            ------------------------------------
                                            Name: Thomas J. Lee
                                            Title: President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


                  SIGNATURE                               TITLE                     DATE
---------------------------------------------  ----------------------------  -------------------


  /s/ Thomas J. Lee                            President                        March 20, 1998
---------------------------------------------    (principal executive,
                Thomas J. Lee                    financial and accounting
                                                 officer)

  /s/ Daniel J. Altobello                      Director                         March 23, 1998
---------------------------------------------
             Daniel J. Altobello

  /s/ Patrick W. Tolbert                       Director and Vice President      March 26, 1998
---------------------------------------------
             Patrick W. Tolbert

  /s/ Donald F. West                           Director and Secretary           March 20, 1998
---------------------------------------------
               Donald F. West

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SKY CHEFS INTERNATIONAL CORP.

March 20, 1998                            By: /s/ Thomas J. Lee
                                            ------------------------------------
                                            Name: Thomas J. Lee
                                            Title: President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


                SIGNATURE                              TITLE                       DATE
------------------------------------------  ----------------------------    -------------------


  /s/ Thomas J. Lee                         President                          March 20, 1998
------------------------------------------    (principal executive,
              Thomas J. Lee                   financial and accounting
                                              officer)

  /s/ Michael Z. Kay                        Director, Vice President,          March 26, 1998
------------------------------------------    Treasurer and Secretary
              Michael Z. Kay

  /s/ Patrick W. Tolbert                    Director and Vice President        March 26, 1998
------------------------------------------
            Patrick W. Tolbert

  /s/ James J. O'Neill                      Director and Vice President        March 26, 1998
------------------------------------------
             James J. O'Neill

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ONEX OHIO FINANCE CORP.

March 20, 1998                            By: /s/ Thomas J. Lee
                                            -----------------------------------
                                            Name: Thomas J. Lee
                                            Title: President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


                SIGNATURE                              TITLE                       DATE
------------------------------------------  ----------------------------    -------------------

  /s/ Thomas J. Lee                         President                         March 20, 1998
------------------------------------------    (principal executive,
              Thomas J. Lee                   financial and accounting
                                              officer)

  /s/ Anthony Melman                        Director                          March 19, 1998
------------------------------------------
              Anthony Melman

 /s/ James J. O'Neill                       Director, Vice President,         March 26, 1998
------------------------------------------    Treasurer and Secretary
             James J. O'Neill

  /s/ Donald F. West                        Director and Vice President       March 20, 1998
------------------------------------------
              Donald F. West

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ONEX OHIO FINANCE CORP. II

March 20, 1998                            By: /s/ Thomas J. Lee
                                             -----------------------------------
                                            Name: Thomas J. Lee
                                            Title: President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


                SIGNATURE                              TITLE                       DATE
------------------------------------------  ----------------------------    -------------------

  /s/ Thomas J. Lee                         President   (principal           March 20, 1998
------------------------------------------  executive, financial   and
              Thomas J. Lee                 accounting officer)

  /s/ Anthony Melman                        Director                         March 19, 1998
------------------------------------------
              Anthony Melman

 /s/ James J. O'Neill                       Director, Vice President,        March 26, 1998
------------------------------------------    Treasurer and Secretary
             James J. O'Neill

  /s/ Donald F. West                        Director and Vice President      March 20, 1998
------------------------------------------
              Donald F. West

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ONEX OHIO EQUITY CORP.

March 20, 1998                            By: /s/ Thomas J. Lee
                                            ------------------------------------
                                            Name: Thomas J. Lee
                                            Title: President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


                SIGNATURE                              TITLE                       DATE
------------------------------------------  ----------------------------    -------------------


            /s/ Thomas J. Lee               President (principal              March 20, 1998
------------------------------------------    executive, financial and
              Thomas J. Lee                   accounting officer)

           /s/ Anthony Melman               Director                          March 19, 1998
------------------------------------------
              Anthony Melman

          /s/ James J. O'Neill              Director, Vice President,         March 26, 1998
------------------------------------------    Treasurer and Secretary
             James J. O'Neill

            /s/ Donald F. West              Director and Vice President       March 20, 1998
------------------------------------------
              Donald F. West

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ONEX OHIO EQUITY CORP. II

March 20, 1998                            By:  /s/ Thomas J. Lee
                                            ------------------------------------
                                            Name: Thomas J. Lee
                                            Title: President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


                SIGNATURE                              TITLE                       DATE
------------------------------------------  ----------------------------    -------------------


            /s/ Thomas J. Lee              President                         March 20, 1998
------------------------------------------    (principal executive,
              Thomas J. Lee                   financial and accounting
                                               officer)

          /s/ Ewout Heersink               Director                          March 25, 1998
------------------------------------------
              Ewout Heersink

         /s/ James J. O'Neill              Director, Vice President,         March 26, 1998
------------------------------------------    Treasurer and Secretary
             James J. O'Neill

            /s/ Donald F. West              Director and Vice President      March 20, 1998
------------------------------------------
              Donald F. West

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ONEX OHIO CREDIT CORP.

March 20, 1998                            By: /s/ Thomas J. Lee
                                            ------------------------------------
                                            Name: Thomas J. Lee
                                            Title: President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report been signed below by the following persons in the capacities and on the dates indicated.


                SIGNATURE                               TITLE                      DATE
------------------------------------------  ------------------------------  -------------------


           /s/ Thomas J. Lee                President                        March 20, 1998
------------------------------------------    (principal executive,
              Thomas J. Lee                   financial and accounting
                                              officer)

          /s/ Anthony Melman                Director                         March 19, 1998
------------------------------------------
              Anthony Melman

         /s/ James J. O'Neill               Director, Vice President,        March 26, 1998
------------------------------------------    Treasurer and Secretary
             James J. O'Neill

           /s/ Donald F. West               Director and Vice President      March 20, 1998
------------------------------------------
              Donald F. West

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ONEX OHIO CREDIT CORP. II

March 20, 1998                            By: /s/ Thomas J. Lee
                                            ------------------------------------
                                            Name: Thomas J. Lee
                                            Title: President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


                SIGNATURE                               TITLE                       DATE
------------------------------------------  ------------------------------    -----------------


             /s/ Thomas J. Lee              President                          March 20, 1998
------------------------------------------    (principal executive,
              Thomas J. Lee                   financial and accounting
                                              officer)


          /s/ Ewout Heersink                Director                           March 25, 1998
------------------------------------------
              Ewout Heersink

         /s/ James J. O'Neill               Director, Vice President,          March 26, 1998
------------------------------------------    Treasurer and Secretary
             James J. O'Neill

            /s/ Donald F. West              Director and Vice President        March 20, 1998
------------------------------------------
              Donald F. West

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ONEX OHIO ACCEPTANCE CORPORATION

March 20, 1998                            By: /s/ Thomas J. Lee
                                            ------------------------------------
                                            Name: Thomas J. Lee
                                            Title: President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


                SIGNATURE                               TITLE                       DATE
------------------------------------------  ------------------------------    -----------------


          /s/ Thomas J. Lee                 President                          March 20, 1998
------------------------------------------  (principal executive,
              Thomas J. Lee                 financial and accounting
                                            officer)

          /s/ Anthony Melman                Director                           March 19, 1998
------------------------------------------
              Anthony Melman


         /s/ James J. O'Neill               Director, Vice President,          March 26, 1998
------------------------------------------  Treasurer and Secretary
             James J. O'Neill


          /s/ Donald F. West                Director and Vice President        March 20, 1998
------------------------------------------
              Donald F. West

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ONEX OHIO CAPITAL CORP.

March 20, 1998                            By: /s/ Thomas J. Lee
                                            ------------------------------------
                                            Name: Thomas J. Lee
                                            Title: President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


                SIGNATURE                               TITLE                       DATE
------------------------------------------  ------------------------------    -----------------


          /s/ Thomas J. Lee                 President                          March 20, 1998
------------------------------------------   (principal executive,
              Thomas J. Lee                  financial and accounting
                                             officer)

          /s/ Anthony Melman                Director                           March 19, 1998
------------------------------------------
              Anthony Melman


         /s/ James J. O'Neill               Director, Vice President,          March 26, 1998
------------------------------------------   Treasurer and Secretary
             James J. O'Neill


          /s/ Donald F. West                Director and Vice President        March 20, 1998
------------------------------------------
              Donald F. West

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ONEX OHIO CAPITAL CORP. II

March 20, 1998                           By:  /s/ Thomas J. Lee
                                            ------------------------------------
                                            Name: Thomas J. Lee
                                            Title: President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


                SIGNATURE                               TITLE                       DATE
------------------------------------------  ------------------------------    -----------------


          /s/ Thomas J. Lee                 President                          March 20, 1998
------------------------------------------    (principal executive,
              Thomas J. Lee                   financial and accounting
                                              officer)

          /s/ Ewout Heersink                 Director                          March 25, 1998
------------------------------------------
              Ewout Heersink


         /s/ James J. O'Neill                Director, Vice President,         March 26, 1998
------------------------------------------    Treasurer and Secretary
             James J. O'Neill


          /s/ Donald F. West                 Director and Vice President        March 20, 1998
------------------------------------------
              Donald F. West

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ONEX OHIO FISCAL CORP.

March 20, 1998                           By:  /s/ Thomas J. Lee
                                            ------------------------------------
                                            Name: Thomas J. Lee
                                            Title: President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


                SIGNATURE                               TITLE                       DATE
------------------------------------------  ------------------------------    -----------------


          /s/ Thomas J. Lee                 President                          March 20, 1998
------------------------------------------   (principal executive,
              Thomas J. Lee                  financial and accounting
                                             officer)

          /s/ Anthony Melman                Director                           March 19, 1998
------------------------------------------
              Anthony Melman


         /s/ James J. O'Neill               Director, Vice President,          March 26, 1998
------------------------------------------   Treasurer and Secretary
             James J. O'Neill


          /s/ Donald F. West                Director and Vice President        March 20, 1998
------------------------------------------
              Donald F. West

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ONEX OHIO FISCAL CORP. II

March 20, 1998                            By: /s/ Thomas J. Lee
                                            ------------------------------------
                                            Name: Thomas J. Lee
                                            Title: President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


                SIGNATURE                               TITLE                       DATE
------------------------------------------  ------------------------------    -----------------


             /s/ Thomas J. Lee               President                          March 20, 1998
------------------------------------------    (principal executive,
              Thomas J. Lee                   financial and accounting
                                              officer)

          /s/ Ewout Heersink                 Director                           March 25, 1998
------------------------------------------
              Ewout Heersink


         /s/ James J. O'Neill                Director, Vice President,          March 26, 1998
------------------------------------------    Treasurer and Secretary
             James J. O'Neill


             /s/ Donald F. West              Director and Vice President        March 20, 1998
------------------------------------------
              Donald F. West

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ONEX OHIO FUNDS CORP.

March 20, 1998                            By: /s/ Thomas J. Lee
                                            ------------------------------------
                                            Name: Thomas J. Lee
                                            Title: President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


                SIGNATURE                               TITLE                       DATE
------------------------------------------  ------------------------------    -----------------


             /s/ Thomas J. Lee               President                          March 20, 1998
------------------------------------------    (principal executive,
              Thomas J. Lee                   financial and accounting
                                              officer)

          /s/ Ewout Heersink                 Director                           March 25, 1998
------------------------------------------
              Ewout Heersink


         /s/ James J. O'Neill               Director, Vice President,           March 28, 1998
------------------------------------------    Treasurer and Secretary
             James J. O'Neill


             /s/ Donald F. West              Director and Vice President        March 20, 1998
------------------------------------------
              Donald F. West

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ONEX OHIO FUNDS CORP. II

March 20, 1998                            By: /s/ Thomas J. Lee
                                            ------------------------------------
                                            Name: Thomas J. Lee
                                            Title: President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


                SIGNATURE                               TITLE                       DATE
------------------------------------------  ------------------------------    -----------------


             /s/ Thomas J. Lee               President                          March 20, 1998
------------------------------------------    (principal executive,
              Thomas J. Lee                   financial and accounting
                                              officer)

             /s/ Anthony Melman              Director                           March 19, 1998
------------------------------------------
              Anthony Melman


         /s/ James J. O'Neill                Director, Vice President,          March 26, 1998
------------------------------------------    Treasurer and Secretary
             James J. O'Neill


             /s/ Donald F. West              Director and Vice President        March 20, 1998
------------------------------------------
              Donald F. West

                                EXHIBIT INDEX
                                -------------


  Exhibit
  Number                            Description of Exhibit

   2.1 Master Agreement, dated as of April 26, 1995, among Onex Food Services, Inc., Caterair Holdings Corporation and Caterair International Corporation. Incorporated by reference to Exhibit
                 2.1 of SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

  2.1.1 Amendment No. 1, dated as of September 29, 1995, to Master Agreement, dated as of April 26, 1995, among Onex Food Services, Inc., Caterair Holdings Corporation and Caterair International Corporation. Incorporated by reference to Exhibit
                 2.1.1 of SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

   2.2 Sublease Agreement, dated as of September 29, 1995, between Sky Chefs, Inc. and Caterair International Corporation, together with Schedule of additional Subleases between such parties. Incorporated by reference to Exhibit 10.26 of SC International Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

   2.3 Sublease Agreement, dated as of September 29, 1995, between Caterair International, Inc. (II) and Caterair International Corporation, together with Schedule of additional Subleases between such parties. Incorporated by reference to Exhibit
                 10.27 of SC International Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

   2.4 License Agreement, dated as of September 29, 1995, between Sky Chefs, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit 10.24 of SC International Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

   2.5 License Agreement, dated as of September 29, 1995, between Caterair International, Inc. (II) and Caterair International Corporation. Incorporated by reference to Exhibit 10.25 of SC International Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

  Exhibit
  Number                            Description of Exhibit

   3.1           Certificate of Incorporation of SC International Services, Inc.
                 Incorporated by reference to Exhibit 3.1 of SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

   3.2           Amended and Restated Bylaws of SC International Services, Inc.
                 Incorporated by reference to Exhibit 3.2 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.3 Amended and Restated Certificate of Incorporation of Sky Chefs, Inc. Incorporated by reference to Exhibit 3.3 of Amendment No. 3 to SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

   3.4           Bylaws of Sky Chefs, Inc. Incorporated by reference to Exhibit
                 3.4 of Amendment No. 3 to SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

   3.5           Certificate of Incorporation of Caterair International, Inc.
                 (II). Incorporated by reference to Exhibit 3.5 of SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

   3.6 Bylaws of Caterair International, Inc. (II). Incorporated by reference to Exhibit 3.6 of SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

   3.7           Certificate of Incorporation of Arlington Services, Inc.
                 Incorporated by reference to Exhibit 3.9 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.8           Bylaws of Arlington Services, Inc. Incorporated by reference to
                 Exhibit 3.10 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.9 Certificate of Incorporation of Arlington Services Holding Corporation. Incorporated by reference to Exhibit 3.11 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.10 Bylaws of Arlington Services Holding Corporation. Incorporated by reference to Exhibit 3.12 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.11 Certificate of Incorporation of JFK Caterers, Inc. Incorporated by reference to Exhibit 3.13 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.12          Bylaws of JFK Caterers, Inc. Incorporated by reference to
                 Exhibit 3.14 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.13 Certificate of Incorporation of Caterair Consulting Services Corporation. Incorporated by reference to Exhibit 3.15 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.14          Bylaws of Caterair Consulting Services Corporation.
                 Incorporated by reference to Exhibit 3.16 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

  Exhibit
  Number                            Description of Exhibit

   3.15          Certificate of Incorporation of Western Aire Chef, Inc.
                 Incorporated by reference to Exhibit 3.17 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.16          Bylaws of Western Aire Chef, Inc. Incorporated by reference to
                 Exhibit 3.18 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.17          Certificate of Incorporation of Bethesda Services, Inc.
                 Incorporated by reference to Exhibit 3.19 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.18          Bylaws of Bethesda Services, Inc. Incorporated by reference to
                 Exhibit 3.20 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.19          Certificate of Incorporation of Caterair New Zealand Limited.
                 Incorporated by reference to Exhibit 3.21 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.20 Bylaws of Caterair New Zealand Limited. Incorporated by reference to Exhibit 3.22 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.21          Certificate of Incorporation of Onex Ohio Finance Corp.
                 Incorporated by reference to Exhibit 3.23 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.22          Bylaws of Onex Ohio Finance Corp. Incorporated by reference to
                 Exhibit 3.24 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.23          Certificate of Incorporation of Onex Ohio Finance Corp. II.
                 Incorporated by reference to Exhibit 3.25 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.24 Bylaws of Onex Ohio Finance Corp. II. Incorporated by reference to Exhibit 3.26 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.25          Certificate of Incorporation of Onex Ohio Equity Corp.
                 Incorporated by reference to Exhibit 3.27 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.26          Bylaws of Onex Ohio Equity Corp. Incorporated by reference to
                 Exhibit 3.28 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.27          Certificate of Incorporation of Onex Ohio Equity Corp. II.
                 Incorporated by reference to Exhibit 3.29 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

  Exhibit
  Number                            Description of Exhibit

   3.28 Bylaws of Onex Ohio Equity Corp. II. Incorporated by reference to Exhibit 3.30 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.29          Certificate of Incorporation of Onex Ohio Credit Corp.
                 Incorporated by reference to Exhibit 3.31 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.30          Bylaws of Onex Ohio Credit Corp. Incorporated by reference to
                 Exhibit 3.32 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.31          Certificate of Incorporation of Onex Ohio Credit Corp. II.
                 Incorporated by reference to Exhibit 3.33 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.32 Bylaws of Onex Ohio Credit Corp. II. Incorporated by reference to Exhibit 3.34 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.33 Certificate of Incorporation of Onex Ohio Acceptance Corporation. Incorporated by reference to Exhibit 3.35 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.34 Bylaws of Onex Ohio Acceptance Corporation. Incorporated by reference to Exhibit 3.36 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.35          Certificate of Incorporation of Onex Ohio Capital Corp.
                 Incorporated by reference to Exhibit 3.37 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.36          Bylaws of Onex Ohio Capital Corp. Incorporated by reference to
                 Exhibit 3.38 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.37          Certificate of Incorporation of Onex Ohio Capital Corp. II.
                 Incorporated by reference to Exhibit 3.39 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.38 Bylaws of Onex Ohio Capital Corp. II. Incorporated by reference to Exhibit 3.40 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.39          Certificate of Incorporation of Onex Ohio Fiscal Corp.
                 Incorporated by reference to Exhibit 3.41 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.40          Bylaws of Onex Ohio Fiscal Corp. Incorporated by reference to
                 Exhibit 3.42 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

  Exhibit
  Number                            Description of Exhibit

   3.41          Certificate of Incorporation of Onex Ohio Fiscal Corp. II.
                 Incorporated by reference to Exhibit 3.43 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.42 Bylaws of Onex Ohio Fiscal Corp. II. Incorporated by reference to Exhibit 3.44 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.43          Certificate of Incorporation of Onex Ohio Funds Corp.
                 Incorporated by reference to Exhibit 3.45 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.44          Bylaws of Onex Ohio Funds Corp. Incorporated by reference to
                 Exhibit 3.46 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.45          Certificate of Incorporation of Onex Ohio Funds Corp. II.
                 Incorporated by reference to Exhibit 3.47 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.46 Bylaws of Onex Ohio Funds Corp. II. Incorporated by reference to Exhibit 3.48 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.47 Certificate of Incorporation of Caterair International Transition Corporation. Incorporated by reference to Exhibit
                 3.49 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.48          Bylaws of Caterair International Transition Corporation.
                 Incorporated by reference to Exhibit 3.50 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.49          Certificate of Incorporation of Sky Chefs International Corp.
                 Incorporated by reference to Exhibit 3.51 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.50 Bylaws of Sky Chefs International Corp. Incorporated by reference to Exhibit 3.52 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.51 Certificate of Incorporation of Caterair Airport Properties, Inc. Incorporated by reference to Exhibit 3.53 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.52 Bylaws of Caterair Airport Properties, Inc. Incorporated by reference to Exhibit 3.54 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.53 Certificate of Incorporation of Caterair St. Thomas Holdings Corporation. Incorporated by reference to Exhibit 3.55 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

  Exhibit
  Number                            Description of Exhibit

   3.54          Bylaws of Caterair St. Thomas Holdings Corporation.
                 Incorporated by reference to Exhibit 3.56 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.55          Certificate of Incorporation of Sky Chefs Argentine Inc.
                 Incorporated by reference to Exhibit 3.57 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   3.56          Bylaws of Sky Chefs Argentine Inc. Incorporated by reference to
                 Exhibit 3.58 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   4.1 Indenture, dated August 28, 1997, among SC International Services, Inc., as Issuer, The Bank of New York, as Trustee, and the Guarantors named therein. Incorporated by reference to
                 Exhibit 4.1 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.1 Purchase Agreement, dated as of August 22, 1997, among SC International Services, Inc., the Guarantors named therein, and BT Securities Corporation, J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation, Goldman, Sachs & Co., Smith Barney, Inc. and Bankers Trust International PLC, as Initial Purchasers. Incorporated by reference to Exhibit 10.1 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.2 Registration Rights Agreement, dated as of August 28, 1997, among SC International Services, Inc., the Guarantors named therein, and BT Securities Corporation, J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation, Goldman, Sachs & Co., Smith Barney, Inc., and Bankers Trust International PLC. Incorporated by reference to Exhibit 10.2 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.3 Dealer Manager Agreement, dated August 25, 1997, among SC International Services, Inc., Sky Chefs, Inc., Caterair International, Inc. (II), Caterair International Corporation and BT Securities Corporation. Incorporated by reference to
                 Exhibit 10.3 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.4 Depositary Agreement, dated as of August 25, 1997, between SC International Services, Inc. and The Bank of New York, as Depositary. Incorporated by reference to Exhibit 10.4 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.5 Exchange Agent Agreement , dated December 29, 1997, between SC International Services, Inc. and The Bank of New York, as Exchange Agent.

   10.6 Marriott Noncompetition Agreement, dated as of December 15, 1989, among Marriott Corporation, Host International, Inc., Caterair Holdings Corporation and Caterair International Corporation. Incorporated by reference to Exhibit 10.25 of Caterair International Corporation's Registration Statement on Form S-l, Registration No. 33-31309.

   10.7 Consulting Agreement, dated as of September 29, 1995, between Frederic V. Malek and SC International Services, Inc. Incorporated by reference to Exhibit 10.1 of SC International Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

  Exhibit
  Number                            Description of Exhibit

   10.8 Agreement, dated as of October 5, 1993, among Onex Corporation, Deutsche Lufthansa Aktiengesellschaft and LSG Lufthansa Service GmbH. Incorporated by reference to Exhibit 10.2 of SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

   10.9 Cooperation Agreement, dated as of October 5, 1993, between LSG Lufthansa Service GmbH and Sky Chefs, Inc. Incorporated by reference to Exhibit 10.3 of SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

   10.10 Consent Agreement, dated as of April 20, 1995, among Onex Corporation, Onex Food Services, Inc., OnCap Holdings U.S., Inc., Sky Chefs, Inc. and LSG Lufthansa Service GmbH. Incorporated by reference to Exhibit 10.3.1 of Amendment No. 2 to SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

   10.11 Consent Agreement, dated as of April 20, 1995, among OnCap Holdings U.S., Inc., OMI Quebec Inc., Onex Food Services, Inc. and LSG Lufthansa Service GmbH. Incorporated by reference to
                 Exhibit 10.4.1 of Amendment No. 2 to SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

   10.12 Consent Agreement, dated as of April 20, 1995, among Onex Corporation, Onex Food Services, Inc., OnCap Holdings U.S., Inc., Sky Chefs, Inc. and LSG Lufthansa Service GmbH. Incorporated by reference to Exhibit 10.4.2 of Amendment No. 2 to SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

   10.13 Exchange Agreement and Amendment to Stockholders' Agreement, dated as of December 28, 1996, among Onex Food Services, Inc., LSG Lufthansa Service GmbH and LSG Lufthansa Service USA Corporation. Incorporated by reference to Exhibit 10.13 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.14 Stockholders' Agreement, dated as of December 6, 1993, among Onex Corporation, Onex Food Services, Inc., OnCap Holdings U.S., Inc., OMI Quebec Inc., LSG Lufthansa Service GmbH and LSG Lufthansa Service USA Corporation. Incorporated by reference to
                 Exhibit 10.4 of SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

   10.15 Arbitration Agreement, dated as of October 5, 1993, among Onex Corporation, Onex' Food Services, Inc., OnCap Holdings U.S., Inc., OMI Quebec Inc., Sky Chefs, Inc. Deutsche Lufthansa Aktiengesellschaft and LSG Lufthansa Service GmbH. Incorporated by reference to Exhibit 10.5 of SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

   10.16 Master National Agreement, dated August 22, 1969, between Sky Chefs, Inc. and Hotel Employees and Restaurant Employees International Union. Incorporated by reference to Exhibit 10.8 of Amendment No. 1 to SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

   10.17         Sky Chefs, Inc. Supplemental Executive Retirement Plan.
                 Incorporated by reference to Exhibit 10.13 of SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

  Exhibit
  Number                            Description of Exhibit

   10.18 Sky Chefs, Inc. Performance Reward Plan. Incorporated by reference to Exhibit 10.13 of Amendment No. 1 to SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

   10.19 Employment Agreement, dated as of January 1, 1997, between James J. O'Neill and Onex Food Services, Inc. Incorporated by reference to Exhibit 10.19 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.20 Employment Agreement, dated as of January 1, 1997, between Michael Z. Kay and Sky Chefs, Inc. Incorporated by reference to
                 Exhibit 10.20 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.21 Employment Agreement, dated as of January 1, 1997, between Patrick W. Tolbert and Sky Chefs, Inc. Incorporated by reference to Exhibit 10.21 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.22 Employment Agreement, dated as of January 1, 1997, between Randall C. Boyd and Sky Chefs, Inc. Incorporated by reference to Exhibit 10.22 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.23 Management Advisory Agreement, dated as of September 29, 1995, between OMI Partnership Holdings Ltd. and SC International Services Inc. Incorporated by reference to Exhibit 10.26 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.24 Credit Agreement, dated as of September 29, 1995, and amended and restated as of August 28, 1997, among SC International Services, Inc., as borrower, Onex Food Services, Inc., Caterair Holdings Corporation, Caterair International Corporation, the guarantors named therein, the lenders party thereto from time to time, Bankers Trust Company and J.P. Morgan Securities, Inc., as co-arrangers, Bankers Trust Company, as syndication agent, The Bank of New York, as co-agent, and Morgan Guaranty Trust Company of New York, as administrative agent. Incorporated by reference to Exhibit 10.34 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.25 Term Loan Agreement, dated as of August 28, 1997, among Caterair International Corporation and SC International Services, Inc., as borrowers, the guarantors named therein, the lenders party thereto from time to time, Bankers Trust Company and J.P. Morgan Securities Inc., as co-arrangers, Bankers Trust Company, as syndication agent, and Morgan Guaranty Trust Company of New York, as administrative agent. Incorporated by reference to Exhibit 10.35 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.26 Tax Sharing Agreement, dated as of September 29, 1995, among Onex Food Services, Inc., Sky Chefs, Inc. and Caterair International, Inc. (II). Incorporated by reference to Exhibit
                 10.22 of SC International Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

   10.27 Shareholders' Agreement, dated as of May 29, 1986, as amended, among Onex Food Services, Inc., an affiliate of Onex Corporation and certain employees of Sky Chefs, Inc. Incorporated by reference to Exhibit 10.37 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

  Exhibit
  Number                            Description of Exhibit

   10.28 Acquisition Agreement, dated as of November 30, 1995, between LSG Lufthansa Service USA Corporation and Sky Chefs, Inc. Incorporated by reference to Exhibit 10.38 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.29 Acquisition Agreement, dated as of August 14, 1995, between LSG Lufthansa Service USA Corporation and Sky Chefs, Inc. Incorporated by reference to Exhibit 10.39 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.30 Acquisition Agreement, dated July 18, 1997, between Caterair International, Inc. (II) and Sky Chefs, Inc. Incorporated by reference to Exhibit 10.40 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.31 Acquisition Agreement, dated as of August 29, 1997, between Caterair International, Inc. (II) and Sky Chefs, Inc. Incorporated by reference to Exhibit 10.41 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.32 Acquisition Agreement, dated as of January 23, 1998, between Caterair International, Inc. (II) and Sky Chefs, Inc.

   10.33 Securityholder's Agreement, dated as of September 29, 1995, among Onex Food Services, Inc., Onex U.S. LLC and OnCap Holdings U.S., Inc. Incorporated by reference to Exhibit 10.20 of SC International Services Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

   10.34 Warrant Agreement, dated as of September 29, 1995, between Onex Food Services, Inc., and the holders of warrants issued thereunder. Incorporated by reference to Exhibit 10.21 of SC International Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

   10.35 Lease Agreement, dated as of May 15, 1993, between TriNet Essential Facilities X, Inc. and Caterair International Corporation, together with Schedule of additional Lease Agreements between such parties. Incorporated by reference to
                 Exhibit 10.27 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.35.1 First Amendment to Lease Agreement, dated as of September 22, 1995, between TriNet Essential Facilities X, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
                 10.27.1 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 33-37475.

   10.35.2 Second Amendment to Lease Agreement, dated as of December 1, 1995, between TriNet Essential Facilities X, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
                 10.27.2 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.35.3 Third Amendment to Lease Agreement, dated as of June 1, 1996, between TriNet Essential Facilities X, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
                 10.27.3 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

  Exhibit
  Number                            Description of Exhibit

   10.35.4 Fourth Amendment to Lease Agreement, dated as of December 23, 1996, between TriNet Essential Facilities X, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
                 10.27.4 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.35.5 Fifth Amendment to Lease Agreement, dated as of June 23, 1997, between TriNet Essential Facilities X, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
                 10.27.5 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.35.6 Sixth Amendment to Lease Agreement, dated as of August 22, 1997, between TriNet Essential Facilities X, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
                 10.27.6 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.35.7 Limited Waiver, dated as of August 22, 1997, by TriNet Essential Facilities VIII R, Inc., in favor of Caterair International Corporation. Incorporated by reference to Exhibit
                 10.27.7 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

   10.36 Lease Agreement, dated as of May 15, 1993, between TriNet Essential Facilities VIII R, Inc. and Caterair International Corporation, together with Schedule of additional Lease Agreements between such parties. Incorporated by reference to
                 Exhibit 10.28 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.36.1 First Amendment to Lease Agreement, dated as of September 22, 1995, between TriNet Essential Facilities VIII R, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit 10.28.1 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.36.2 Second Amendment to Lease Agreement, dated as of December 1, 1995 between TriNet Essential Facilities VIII R, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit 10.28.2 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.36.3 Third Amendment to Lease Agreement, dated as of June 1, 1996, between TriNet Essential Facilities VIII R, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
                 10.28.3 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.36.4 Fourth Amendment to Lease Agreement, dated as of December 23, 1996, between TriNet Essential Facilities VIII R, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit 10.28.4 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.36.5 Fifth Amendment to Lease Agreement, dated as of June 23, 1997, between TriNet Essential Facilities VIII R, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
                 10.28.5 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

  Exhibit
  Number                            Description of Exhibit

   10.36.6 Sixth Amendment to Lease Agreement, dated as of August 22, 1997, between TriNet Essential Facilities VIII R, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit 10.28.6 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.36.7 Limited Waiver, dated as of August 22, 1997, by TriNet Essential Facilities VIII R, Inc. in favor of Caterair International Corporation. Incorporated by reference to Exhibit
                 10.28.7 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.37 Guaranty, dated as of September 22, 1995, by SC International Services, Inc., Sky Chefs, Inc., Onex Food Services, Inc. and Caterair International, Inc. (II) for the benefit of TriNet Essential Facilities VIII R, Inc. Incorporated by reference to
                 Exhibit 10.29 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.38 Guaranty, dated as of September 22, 1995, by SC International Services, Inc., Sky Chefs, Inc., Onex Food Services, Inc. and Caterair International, Inc. (II) for the benefit of TriNet Essential Facilities X, Inc. Incorporated by reference to
                 Exhibit 10.30 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

   10.39 Indenture, dated as of September 15, 1995, among SC International Services, Inc., as Issuer, the guarantors named therein, and The Bank of New York, as trustee, relating to SC International Services, Inc.'s 13% Senior Subordinated Notes due 2005, with form of Senior Subordinated Note and Guarantee included therewith. Incorporated by reference to Exhibit No.
                 10.23 of SC International Services, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

   10.40 Phantom Stock Plan for Management Employees of Onex Food Services, Inc. and its Subsidiaries. Incorporated by reference to Exhibit 10.16 of SC International Services, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

   10.41 Promissory Note, dated September 29, 1995, by Caterair International Corporation payable to the order of SC International Services, Inc. Incorporated by reference to
                 Exhibit 10.29 of SC International Services, Inc's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

   10.42 Noncompetition Agreement, dated as of September 29, 1995, between Caterair International Corporation and Sky Chefs, Inc. Incorporated by reference to Exhibit 10.28 of SC International Services, Inc's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

   10.43 Caterair Key Employee Retention Plan. Incorporated by reference to Exhibit 10.11 of SC International Services, Inc.'s Registration Statement on Form S-1, Registration No. 33-94572.

   10.44         Amendment No. 1 to Caterair Key Employee Retention Plan.
                 Incorporated by reference to Exhibit No. 10.11.1 of SC International Services, Inc.'s Registration Statement on Form S-1, Registration No. 33-94572.

  Exhibit
  Number                            Description of Exhibit

   10.45         Caterair International Corporation Transition Severance Plan.
                 Incorporated by reference to Exhibit 10.26 of SC International Services, Inc.'s Registration Statement on Form S-1, Registration No. 33-94572.

   10.46 Caterair Noncompetition Agreement, dated as of December 15, 1989, among Marriott Corporation, Host International, Inc., Caterair Holdings Corporation and Caterair International Corporation. Incorporated by reference to Exhibit 24 of Caterair International Corporation's Registration Statement on Form S-1, Registration Statement No. 33-31309.

   10.47 Acquisition Agreement, dated as of March 19, between Caterair International, Inc. (II) and Sky Chefs, Inc.

   21.1          Subsidiaries of the Registrants. Incorporated by reference to
                 Exhibit 21.1 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Statement No. 333-37475.

   27.1          Financial Data Schedules for SC International Services, Inc.
                 and consolidated subsidiaries for the fiscal year ended December 31, 1997.

   99 Item 8 of Caterair International Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 on pages F-1 through F-21 thereof.

                 (d)  See subitem (a) above.